Form 10QSB
period 2005-03-31
ATLAS AMERICA SERIES 25-2004 B LP
filed 2005-06-15
CIK 1294208

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

ATLAS AMERICA SERIES 25 - 2004(B) L.P.
(Name of small business issuer in its charter)

Delaware	34-1980376
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
311 Rouser Road
Moon Township, PA	15108
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number, including area code: (412) 262-2830

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

ATLAS AMERICA SERIES 25 - 2004(B) L.P.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10QSB

PART I

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA SERIES 25 - 2004(B) L.P.
(A Delaware Limited Partnership)
BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2005	2004

ASSETS
Current Assets:
Cash and cash equivalents	$282,300	$100
Accounts receivable - affiliate	1,130,100	764,300
Total current assets	1,412,400	764,400

Oil and gas properties (successful efforts)	43,887,200	43,805,300
Less accumulated depletion and depreciation	(1,435,300)	(630,200)
	42,451,900	43,175,100
	$43,864,300	$43,939,500

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$10,800	$2,800
Total current liabilities	10,800	2,800

Asset retirement obligation	1,011,900	997,000

Partners’ capital:
Managing General Partner	11,498,800	11,387,800
Investor Partners (1,265.38 units)	31,342,800	31,551,900
	42,841,600	42,939,700
	$43,864,300	$43,939,500

The accompanying notes are an integral part of this financial statement

ATLAS AMERICA SERIES 25 - 2004(B) L.P.
(A Delaware Limited Partnership)
STATEMENT OF OPERATIONS
(Unaudited)

Three Months Ended
March 31,
2005
REVENUES:
Natural gas and oil sales	$1,223,200
Total revenues	1,223,200

COSTS AND EXPENSES:
Production expenses	122,000
Depletion and depreciation of oil and gas properties	805,100
Accretion of asset retirement obligation	14,900
General and administrative expenses	23,200
Total expenses	965,200
Net earnings	$258,000

Allocation of net earnings:
Managing general partner	$182,400
Investor partners	$75,600
Net earnings per limited partnership unit	$60

The accompanying notes are an integral part of this financial statement

ATLAS AMERICA SERIES 25 - 2004(B) L.P.
(A Delaware Limited Partnership)
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR THREE MONTHS ENDED March 31, 2005
(Unaudited)

	Managing
	General	Investor
	Partner	Partners	Total
Balance at January 1, 2005	$11,387,800	$31,551,900	$42,939,700

Participation in revenues and expenses:
Net production revenues	385,400	715,800	1,101,200
Depletion and depreciation	(189,700)	(615,400)	(805,100)
Accretion of asset retirement obligation	(5,200)	(9,700)	(14,900)
General and administrative	(8,100)	(15,100)	(23,200)
Net earnings	182,400	75,600	258,000

Additional MGP contribution:
Tangible equipment	81,900	-	81,900

Distributions	(153,300)	(284,700)	(438,000)

Balance at March 31, 2005	$11,498,800	$31,342,800	$42,841,600

The accompanying notes are an integral part of this financial statement

ATLAS AMERICA SERIES 25 - 2004(B) L.P.
(A Delaware Limited Partnership)
STATEMENT OF CASH FLOWS
(Unaudited)

Three Months Ended
March 31,
2005
Cash flows from operating activities:
Net earnings	$258,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion and depreciation	805,100
Accretion of asset retirement obligation	14,900
Increase in accounts receivable - affiliate	(365,800)
Increase in accrued liabilities	8,000
Net cash provided by operating activities	720,200

Cash flows from financing activities:
Partners distribution	(438,000)
Net cash used in financing activities	(438,000)

Net increase in cash and cash equivalents	282,200
Cash and cash equivalents at beginning of period	100
Cash and cash equivalents at end of period	$282,300

Supplemental Schedule of noncash investing & financing activities:
Tangible equipment contributed by the
Managing General Partner	$81,900

The accompanying notes are an integral part of this financial statement

ATLAS AMERICA SERIES 25 - 2004(B) L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Atlas America Series 25 - 2004(B) L.P. (“the Partnership”) as of and for the three months ended March 31, 2005 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10 for the year ended December 31, 2004. The results of operations for the three months ended March 31, 2005 may not necessarily be indicative of the results of operations for the year ending December 31, 2005. The Partnership began operations on June 21, 2004 to drill and operate gas wells located primarily in Pennsylvania, West Virginia and Tennessee.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s Form 10 for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

Receivables

In evaluating its allowance for possible losses, the Partnership performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by the Partnership’s review of its customers’ credit information. The Partnership extends credit on an unsecured basis to many of its energy customers. At March 31, 2005 and, the Partnership’s credit evaluation indicated that it has no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of natural gas and oil and the Partnership’s receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership’s records and the Partnership’s estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables at March 31, 2005 and December 31, 2004 of $1.1 million and $764 thousand which is included in Accounts Receivable - affiliate, on the Balance Sheet.

Recently Issued Financial Accounting Standards

In April 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, Accounting for Conditional Assets Retirement Obligations (“FIN 47”), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement cost will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.

ATLAS AMERICA SERIES 25 - 2004(B) L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Financial Accounting Standards (continued)

FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this interpretation is encouraged. As FIN 47 was recently issued, the Partnership has not determined whether the interpretation will have a significant adverse effect on its financial position or results of operations.

Fair Value of Financial Instruments

For cash and cash equivalents, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

Asset Retirement Obligation

The Partnership accounts for the estimated plugging and abandonment costs of its oil and gas properties in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.”

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the three months ended March 31, 2005 is as follows:

2005

Asset retirement obligation at beginning of period	$997,000
Accretion expense	14,900
Total asset retirement obligation at end of period	$1,011,900

Supplemental Cash Flow Information

The Partnership considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents. No cash was paid for interest or income taxes for the three months ended March 31, 2005.

ATLAS AMERICA SERIES 25 - 2004(B) L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Credit Risk

Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Partnership places its temporary cash investments in deposits with high-quality-financial institutions. At March 31, 2005, the Partnership had $297,900 in deposits at one bank of which $197,900 was over the insurance limit of the Federal Deposit Insurance Corporation and at December 31, 2004, the Partnership had $34,800 in deposits at one bank of which none was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

Comprehensive Income

The Partnership is subject to the provisions of SFAS No.130, “Reporting Comprehensive Income,” which requires disclosure of comprehensive income and its components. Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources. These changes, other than net income, are referred to as “other comprehensive income.” The Partnership has no material elements of comprehensive income, other than net earnings, to report.

Property and Equipment

Property and equipment are stated at cost. Depreciation and depletion are based on cost less estimated salvage value primarily using the unit-of-production or straight-line method over the assets’ estimated useful lives. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the useful lives of property are capitalized.

Oil and gas properties consist of the following:

At March 31,
2005
Capitalized costs of properties:
Proved properties	$1,033,000
Wells and related equipment	42,854,200
43,887,200

Accumulated depreciation and depletion	(1,435,300)
$42,451,900

The Partnership uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip wells are capitalized.

Upon the sale or retirement of a complete or partial unit of a proved property, the cost is eliminated from the property accounts, and the resultant gain or loss is reclassified to accumulated depletion.

ATLAS AMERICA SERIES 25 - 2004(B) L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, INC. AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with Atlas Resources, Inc. (“Atlas”), the Managing General Partner, and its affiliates as provided under the Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Statement of Operations are payable to Atlas at $75 per well per month. Administrative costs incurred for the three months ended March 31, 2005 were $13,500.

•
Monthly well supervision fees which are included in production expenses in the Statement of Operations are payable to Atlas at $275 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three months ended March 31, 2005 were $47,900.

•
Transportation fees which are included in production expenses in the Statement of Operations are payable to Atlas at $.29-$.35 per mcf (one thousand cubic feet). Transportation costs incurred for the three months ended March 31, 2005 were $44,600.

•	Tangible costs contributed by the managing general partner for the three months ended March 31, 2005 were $81,900.

As managing general partner, Atlas performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable - affiliate on the balance sheet represents the net production revenues due from Atlas.

Major Customers

The Partnership’s natural gas is sold under contract to various purchasers. For the period ended March 31, 2005, sales to UGI Energy Services, Inc. and First Energy Solutions Corporation (which is now Amerada Hess Corporation) accounted for 54% and 23% respectively, of total revenues. No other customer accounted for more than 10% of our total revenue for the period ended March 31, 2005.

Subordination of Managing General Partner's Revenue Share

Under the terms of the partnership agreement, Atlas may be required to subordinate up to 50% of its share of production revenues of the Partnership, net of related operating costs, administrative costs and well supervision fees to the receipt by the investor partners of cash distributions from the Partnership equal to at least 10% of their agreed subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the investor partners.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS (UNAUDITED)

Forward-Looking Statements

WHEN USED IN THIS FORM 10-QSB, THE WORDS “BELIEVES”“ANTICIPATES”“EXPECTS” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES MORE PARTICULARLY DESCRIBED IN ITEM 1 OF FORM 10. THESE RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO FORWARD-LOOKING STATEMENTS WHICH WE MAY MAKE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-QSB OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

Management’s Discussion and Analysis should be read in conjunction with our Financial Statements and the Notes to our Financial Statements.

Results of Operations

The following table sets forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production cost per equivalent unit during the periods indicated:

Three Months Ended
March 31,
2005
Production revenues (in thousands)
Gas	$1,090
Oil	$133

Production volumes:
Gas (thousands of cubic feet (“mcf”)/day)	1,692
Oil (barrels (“bbls”)/day)	33

Average sales prices:
Gas (per mcf)	$7.16
Oil (per bbl)	$44.33

Average production costs:
As a percent of sales	10%
(per mcf equivalent unit)	$.72

Depletion per mcfe	$4.73

Liquidity and Capital Resources

Cash provided by operating activities was $720,200 for the three months ended March 31, 2005, which includes net earnings, depletion and depreciation, accretion and increases in accounts receivables and payables.

Cash used in financing activities was $438,000 for the three months ended March 31, 2005, which is the amount distributed to our partners. Our first distribution was February 5, 2005.

We had no material commitments to make capital expenditures and we do not expect any in the foreseeable future, except that our managing general partner may withhold funds for the future plugging and abandonment costs. Any additional funds, if required, will be obtained from production revenues or borrowings from our managing general partner or its affiliates, which are not contractually committed to make loans to us. The amount that may be borrowed may not at any time exceed 5% of our total subscriptions, and no borrowings will be obtained from third parties.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and cost and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to provision for possible losses, asset retirement obligations, depletion and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical Accounting Policies (continued)

For a detailed discussion on the application of our remaining policies critical to our business operations and other accounting policies, see Note 2 of the "Notes to Financial Statements" in our Annual Report on Form 10.

Recently Issued Financial Accounting Standards

In April 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, Accounting for Conditional Assets Retirement Obligations (“FIN 47”), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement cost will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.

FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this interpretation is encouraged. As FIN 47 was recently issued, the Partnership has not determined whether the interpretation will have a significant adverse effect on its financial position or results of operations.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our managing general partner’s management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, our managing general partner has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Exchange Act Rule 13a-14(c)) as of the end of the period covered by this report and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect controls in the first quarter and subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification Pursuant to Rule 13a-14/15(d)-14.
31.2	Certification Pursuant to Rule 13a-14/15(d)-14.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas America Series 25 - 2004(B) L.P.

By:	(Signature and Title):	Atlas Resources, Inc., Managing General Partner

By	(Signature and Title):	/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors,
Chief Executive Officer and President

Date:	June 15, 2005

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	(Signature and Title):	/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors,
Chief Executive Officer and President

Date:	June 15, 2005

By	(Signature and Title):	/s/ Nancy J. McGurk
Nancy J. McGurk, Senior Vice President,
Chief Financial Officer and Chief Accounting Officer

Date:	June 15, 2005