Form 10QSB
period 2005-06-30
ATLAS AMERICA SERIES 25-2004 B LP
filed 2005-08-15
CIK 1294208

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

ATLAS AMERICA SERIES 25 - 2004 (B) L.P.
(Name of small business issuer in its charter)

Delaware	34-1980376
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

311 Rouser Road
Moon Township, PA	15108
(Address of principal executive offices)	(Zip code)

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

ATLAS AMERICA SERIES 25 - 2004(B) L.P.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10QSB

PART I

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA SERIES 25 - 2004(B) L.P.
(A Delaware Limited Partnership)
BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2005	2004

ASSETS
Current Assets:
Cash and cash equivalents	$-	$100
Accounts receivable - affiliate	2,414,200	764,300
Total current assets	2,414,200	764,400

Oil and gas properties (successful efforts)	43,887,300	43,805,300
Less accumulated depletion and depreciation	(2,882,400)	(630,200)
	41,004,900	43,175,100
	$43,419,100	$43,939,500

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$15,300	$2,800
Total current liabilities	15,300	2,800

Asset retirement obligation	1,026,900	997,000

Partners’ capital:
Managing General Partner	11,502,700	11,387,800
Investor Partners (1,265.38 units)	30,874,200	31,551,900
	42,376,900	42,939,700
	$43,419,100	$43,939,500

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 25 - 2004(B) L.P.
(A Delaware Limited Partnership)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
REVENUES:
Natural gas and oil sales	$2,240,600	$3,463,800
Total revenues	2,240,600	3,463,800

COSTS AND EXPENSES:
Production expenses	223,800	345,800
Depletion and depreciation of oil and gas properties	1,447,100	2,252,200
Accretion of asset retirement obligation	15,000	29,900
General and administrative expenses	44,500	67,700
Total expenses	1,730,400	2,695,600
Net earnings	$510,200	$768,200

Allocation of net earnings:

Managing general partner	$345,100	$527,500
Investor partners	$165,100	$240,700
Net earnings per investor partnership unit	$130	$190

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 25 - 2004(B) L.P.
(A Delaware Limited Partnership)
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR THE SIX MONTHS ENDED June 30, 2005
(Unaudited)

	Managing
	General	Investor
	Partner	Partners	Total
Balance at January 1, 2005	$11,387,800	$31,551,900	$42,939,700

Participation in revenues and expenses:
Net production revenues	1,091,300	2,026,700	3,118,000
Depletion and depreciation	(529,600)	(1,722,600)	(2,252,200)
Accretion of asset retirement obligation	(10,500)	(19,400)	(29,900)
General and administrative	(23,700)	(44,000)	(67,700)
Net earnings	527,500	240,700	768,200

Additional MGP contribution:
Tangible equipment	81,900	-	81,900

Distributions	(494,500)	(918,400)	(1,412,900)

Balance at June 30, 2005	$11,502,700	$30,874,200	$42,376,900

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 25 - 2004(B) L.P.
(A Delaware Limited Partnership)
STATEMENT OF CASH FLOWS
(Unaudited)

Six Months Ended
June 30,
2005
Cash flows from operating activities:
Net earnings	$768,200
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion and depreciation	2,252,200
Accretion of asset retirement obligation	29,900
Increase in accounts receivable - affiliate	(1,649,900)
Increase in accrued liabilities	12,500
Net cash provided by operating activities	1,412,900

Cash flows from financing activities:
Partners distribution	(1,412,900)
Return of initial cash to Managing General Partner	(100)
Net cash used in financing activities	(1,413,000)

Net decrease in cash and cash equivalents	(100)
Cash and cash equivalents at beginning of period	100
Cash and cash equivalents at end of period	$-

Supplemental Schedule of noncash investing & financing activities:
Tangible equipment contributed by the
Managing General Partner	$81,900

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 25 - 2004(B) L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Atlas America Series 25 - 2004(B) L.P. (“the Partnership”) as of June 30, 2005 and for the three and six months ended June 30, 2005 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10 for the year ended December 31, 2004. The results of operations for the three and six months ended June 30, 2005 may not necessarily be indicative of the results of operations for the year ending December 31, 2005. The Partnership was formed on January 21, 2004 to drill and operate gas wells located primarily in Pennsylvania and Tennessee.  Partnership operations began at our first closing on June 21, 2004. The Partnership's first production revenues were received in October 2004, therefore no comparative schedule is available for the three and six months ended June 30, 2005 and 2004.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s Form 10 for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

Receivables

In evaluating the need for an allowance for possible losses, the Partnership performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by the Partnership’s review of its customers’ credit information. The Partnership extends credit on an unsecured basis to many of its energy customers. At June 30, 2005, the Partnership’s credit evaluation indicated that it has no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of natural gas and oil and the Partnership’s receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership’s records and the Partnership’s estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables at June 30, 2005 of $1,329,500 and $531,700 at December 31, 2004 which are included in Accounts Receivable - affiliate, on the Partnership's Balance Sheets.

Recently Issued Financial Accounting Standards

    In May 2005, the Financial Accounting Standards Board, ("FASB") issued Statement No. 154, Accounting Changes and Error Corrections ("SFAS 154"). SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle.  It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement.  The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS 154 will depend on the nature and extent of any voluntary accounting changes and correction of errors after the effective date, but management does not currently expect SFAS 154 to have a material impact on the Partnership's financial position or results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement cost will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.

ATLAS AMERICA SERIES 25 - 2004(B) L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Financial Accounting Standards (continued)

FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this interpretation is encouraged. Management does not believe the interpretation will have a significant impact on the Partnership’s financial positions or results of operations.

Fair Value of Financial Instruments

For cash and cash equivalents, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

Asset Retirement Obligation

The Partnership accounts for the estimated plugging and abandonment costs of its oil and gas properties in accordance with Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the three and six months ended June 30, 2005 is as follows:

	Three Months 2005	Six Months 2005

Asset retirement obligation at beginning of period	$1,011,900	$997,000
Accretion expense	15,000	29,900
Total asset retirement obligation at end of period	$1,026,900	$1,026,900

Supplemental Cash Flow Information

The Partnership considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents. No cash was paid for interest or income taxes for the six months ended June 30, 2005.

ATLAS AMERICA SERIES 25 - 2004(B) L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Credit Risk

Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Partnership places its temporary cash investments in deposits with high-quality-financial institutions. At June 30, 2005, the Partnership had $18,600 in deposits at one bank and at December 31, 2004, the Partnership had $34,800 in deposits at one bank of which none was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation and depletion are based on cost less estimated salvage value primarily using the unit-of-production method over the assets’ estimated useful lives. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the useful lives of property are capitalized.

Oil and gas properties consist of the following:

	At June 30,	At December 31,
	2005	2004
Capitalized costs of properties:
Proved properties	$1,033,000	$1,033,000
Wells and related equipment	42,854,300	42,772,300
	43,887,300	43,805,300

Accumulated depreciation and depletion	(2,882,400)	(630,200)
	$41,004,900	$43,175,100

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
June 30, 2005
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, INC. AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with Atlas Resources, Inc. (“Atlas”), the Managing General Partner, and its affiliates as provided under the Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Statement of Operations are payable to Atlas at $75 per well per month. Administrative costs incurred for the three and six months ended June 30, 2005 were $20,800 and $34,300, respectively.

•
Monthly well supervision fees which are included in production expenses in the Statement of Operations are payable to Atlas at $275 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three and six months ended June 30, 2005 were $77,500 and $125,400, respectively.

•
Transportation fees which are included in production expenses in the Statement of Operations are payable to Atlas at $.29-$.35 per mcf (one thousand cubic feet). Transportation costs incurred for the three and six months ended June 30, 2005 were $71,600 and $116,200, respectively.

•	Tangible costs contributed by the managing general partner which are included in the Statement of Cash Flows for the six months ended June 30, 2005 were $81,900.

As managing general partner, Atlas performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable - affiliate on the balance sheet represents the net production revenues due from Atlas.

Major Customers

The Partnership’s natural gas is sold under contract to various purchasers. For the six months ended June 30, 2005, sales to UGI Energy Services, Inc. and First Energy Solutions Corporation (which is now Amerada Hess Corporation) accounted for 53% and 18%, respectively, of total revenues. No other customer accounted for more than 10% of total revenues for the six months ended June 30, 2005.

Subordination of Managing General Partner’s Revenue Share

Under the terms of the partnership agreement, Atlas may be required to subordinate up to 50% of its share of production revenues of the Partnership, net of related operating costs, administrative costs and well supervision fees to the receipt by the investor partners of cash distributions from the Partnership equal to at least 10% of their agreed subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations commencing with the first distribution of revenues to the limited partners.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS (UNAUDITED)

Forward-Looking Statements

WHEN USED IN THIS FORM 10-QSB, THE WORDS “BELIEVES” “ANTICIPATES” “EXPECTS” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES MORE PARTICULARLY DESCRIBED IN ITEM 1 ON FORM 10. THESE RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO FORWARD-LOOKING STATEMENTS WHICH WE MAY MAKE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-QSB OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

Management’s Discussion and Analysis should be read in conjunction with our Financial Statements and the Notes to our Financial Statements.

Results of Operations

The Partnership was formed on January 21, 2004 to drill and operate gas wells located primarily in Pennsylvania and Tennessee.  Partnership operations began at our first closing on June 21, 2004.  The Partnership's first production revenues were received in October 2004, therefore no comparative schedule is available for the three and six months ended June 30, 2005 and 2004.

The following table sets forth information relating to revenues recognized and costs expenses incurred, daily production volumes, average sales prices and production and depletion costs per equivalent unit during the periods indicated:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
Production revenues (in thousands):
Gas	$1,976	$3,066
Oil	$265	$398
	$2,241	$3,464
Production volumes:
Gas (thousands of cubic feet (“mcf”)/day)	3,031	2,365
Oil (barrels (“bbls”)/day)	56	45

Average sales prices:
Gas (per mcf)	$7.16	$7.16
Oil (per bbl)	$51.79	$49.03

Average production costs:
As a percent of sales	10%	10%
Per mcf equivalent unit ("mcfe")	$.73	$.73

Depletion per mcfe	$4.72	$4.72

Liquidity and Capital Resources

Cash provided by operating activities was $1,412,900 for the six months ended June 30, 2005, which includes net earnings, depletion and depreciation, accretion and increases in accounts receivables and accrued liabilities.

Cash used in financing activities was $1,413,000 for the six months ended June 30, 2005, which is primarily the amount distributed to our partners. Our first distribution was February 5, 2005.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our provision for possible losses, asset retirement obligations, depletion and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a detailed discussion on the application of our remaining policies critical to our business operations and other accounting policies, see Note 2 of the "Notes to Financial Statements" on Form 10.

Recently Issued Financial Accounting Standards

 In May 2005, the Financial Accounting Standards Board, ("FASB") issued Statement No. 154, Accounting Changes and Error Corrections ("SFAS 154"). SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle.  It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement.  The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS 154 will depend on the nature and extent of any voluntary accounting changes and correction of errors after the effective date, but management does not currently expect SFAS 154 to have a material impact on the Partnership's  financial position or results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement cost will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.

FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this interpretation is encouraged.  Management does not believe the interpretation will have a significant impact on our financial position or results of operations.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our managing general partner’s management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, our managing general partner has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Exchange Act Rule 13a-14(c)) as of the end of the period covered by this report and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect controls in the second quarter and subsequent to the date of their evaluation.

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

Date: August 15, 2005

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	(Signature and Title):	/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors,
Chief Executive Officer and President

Date: August 15, 2005

By	(Signature and Title):	/s/ Nancy J. McGurk
Nancy J. McGurk, Senior Vice President,
Chief Financial Officer and Chief Accounting Officer

Date: August 15, 2005