Form 10-Q
period 2005-09-30
ATLAS AMERICA SERIES 25-2004 B LP
filed 2005-11-15
CIK 1294208

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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
Yes ☐ No ☒

ATLAS AMERICA SERIES 25 - 2004(B) L.P.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10QSB

PART I

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA SERIES 25 - 2004(B) L.P.
(A Delaware Limited Partnership)
BALANCE SHEETS
(Unaudited)

	September 30, 2005	December 31, 2004

ASSETS
Current Assets:
Cash and cash equivalents	$510,100	$100
Accounts receivable - affiliate	1,952,800	764,300
Total current assets	2,462,900	764,400

Oil and gas properties (successful efforts)	41,832,900	43,805,300
Less accumulated depletion and depreciation	(3,643,400)	(630,200)
	38,189,500	43,175,100
	$40,652,400	$43,939,500

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$13,900	$2,800
Total current liabilities	13,900	2,800

Asset retirement obligation	1,041,800	997,000

Partners’ capital:
Managing General Partner	9,407,800	11,387,800
Investor Partners (1,265.38 units)	30,188,900	31,551,900
	39,596,700	42,939,700
	$40,652,400	$43,939,500

The accompanying notes are an integral part of these financial statements

 ATLAS AMERICA SERIES 25 - 2004(B) L.P.
(A Delaware Limited Partnership)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004		Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
REVENUES:
Natural gas and oil sales	$2,007,100	$	―	$5,470,900	$	―
Total revenues	2,007,100		―	5,470,900		―

COSTS AND EXPENSES:
Production expenses	259,700		2,300	605,500		2,300
Depletion and depreciation of oil and gas properties	761,000		―	3,013,200		―
Accretion of asset retirement obligation	14,900		―	44,800		―
General and administrative expenses	57,900		2,400	125,600		2,400
Total expenses	1,093,500		4,700	3,789,100		4,700
Net earnings (loss)	$913,600		$(4,700)	$1,681,800		$(4,700)

Allocation of net earnings:
Managing general partner	$533,300		$(1,600)	$1,060,800		$(1,600)
Investor partners	$380,300		$(3,100)	$621,000		$(3,100)
Net earnings (loss) per investor partnership unit	$301		$(2)	$491		$(2)

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 25 - 2004(B) L.P.
(A Delaware Limited Partnership)
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR NINE MONTHS ENDED September 30, 2005
(Unaudited)

	Managing General Partner	Investor Partners	Total
Balance at January 1, 2005	$11,387,800	$31,551,900	$42,939,700

Participation in revenues and expenses:
Net production revenues	1,702,900	3,162,500	4,865,400
Depletion and depreciation	(582,400)	(2,430,800)	(3,013,200)
Accretion of asset retirement obligation	(15,700)	(29,100)	(44,800)
General and administrative	(44,000)	(81,600)	(125,600)
Net earnings	1,060,800	621,000	1,681,800

MGP adjusted asset contribution	(1,972,500)	─	(1,972,500)

Distributions	(1,068,300)	(1,984,000)	(3,052,300)

Balance at September 30, 2005	$9,407,800	$30,188,900	$39,596,700

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 25 - 2004(B) L.P.
(A Delaware Limited Partnership)
STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Cash flows from operating activities:
Net earnings (loss)	$1,681,800		$(4,700)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion and depreciation	3,013,200		―
Accretion of asset retirement obligation	44,800		―
(Increase) decrease in accounts receivable - affiliate	(1,188,500)		2,900
Increase in accrued liabilities	11,100		1,700
Net cash provided by operating activities	3,562,400		100

Cash flows from financing activities:
Partners distribution	(3,052,300)		―
Return of initial cash to Managing General Partner	(100)		―
Net cash used in financing activities	(3,052,400)		―

Net increase in cash and cash equivalents	510,000		100
Cash and cash equivalents at beginning of period	100		―
Cash and cash equivalents at end of period	$510,100		$100

Supplemental Schedule of noncash investing & financing activities:
Managing General Partner adjusted asset contributions:
Lease cost included in oil & gas properties	$(177,700)	$	―
Tangible equipment cost included in oil and gas properties	(1,951,500)		―
Intangible drilling cost included in oil and gas properties	156,800		―
	$(1,972,400)	$	―

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 25 - 2004(B) L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Atlas America Series 25 - 2004(B) L.P. (“the Partnership”) as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10 for the year ended December 31, 2004. The results of operations for the three and nine months ended September 30, 2005 may not necessarily be indicative of the results of operations for the year ending December 31, 2005. The Partnership was formed on January 21, 2004 to drill and operate gas wells located primarily in Pennsylvania and Tennessee. Partnership operations began at our first closing on June 21, 2004. The Partnership’s first production revenues were received in October 2004.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s Form 10 for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

Receivables

In evaluating the need for an allowance for possible losses, the Partnership performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by the Partnership’s review of its customers’ credit information. The Partnership extends credit on an unsecured basis to many of its energy customers. At September 30, 2005 the Partnership’s credit evaluation indicated that it has no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of natural gas and oil and the Partnership’s receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership’s records and the Partnership’s estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables at September 30, 2005 of $1,350,600 and $531,700 at December 31, 2004 which are included in Accounts receivable-affiliate, on the Partnership’s Balance Sheets.

Recently Issued Financial Accounting Standards

In May 2005, the Financial Accounting Standards Board, (“FASB”) issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS 154 will depend on the nature and extent of any

ATLAS AMERICA SERIES 25-2004(B) L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Financial Accounting Standards (Continued)

voluntary accounting changes and corrections of errors after the effective date, but management does not currently expect SFAS 154 to have a material impact on the Partnership’s financial position or results of operations.

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

FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this interpretation is encouraged. Management does not believe the interpretation will have a significant impact on the Partnership’s financial position or results of operations.

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

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the three and nine months ended September 30, 2005 and 2004 is as follows

	Three Months			Nine Months
	2005	2004		2005	2004

Asset retirement obligation at beginning of period	$1,026,900	$	―	$997,000	$	―
Accretion expense	14,900		―	44,800		―
Total asset retirement obligation at end of period	$1,041,800	$	―	$1,041,800	$	―

ATLAS AMERICA SERIES 25 - 2004(B) L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Supplemental Cash Flow Information

The Partnership considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents. No cash was paid for interest or income taxes for the nine months ended September 30, 2005 and 2004..

Credit Risk

Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Partnership places its temporary cash investments in deposits with high-quality-financial institutions. At September 30, 2005, the Partnership had $531,600 in deposits at one bank of which $431,600 was over the insurance limit of the Federal Deposit Insurance Corporation and at December 31, 2004, the Partnership had $34,800 in deposits at one bank of which none was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

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

Oil and gas properties consist of the following:

	At September 30, 2005	At December 31, 2004
Capitalized costs of properties:
Proved properties	$855,300	$1,033,000
Wells and related equipment	40,977,600	42,772,300
	41,832,900	43,805,300

Accumulated depreciation and depletion	(3,643,400)	(630,200)
	$38,189,500	$43,175,100

ATLAS AMERICA SERIES 25 - 2004(B) L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment (Continued)

For the period ending September 30, 2005, the managing general partner’s contribution was changed due to the wells actual costs paid by the managing general partner for their share of the tangibles was lower than originally estimated.

The change from projected costs to actual costs resulted in a negative adjustment to the oil and gas properties and the managing general partner capital contribution.

The Partnership uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip wells are capitalized. Upon the sale or retirement of a complete unit of a proved property, the cost is eliminated from the property accounts, and the resultant gain or loss is recognized in income. Upon the sale or retirement of a partial unit of a proved property, no gain or loss is recognized and the cost of the property is reclassified to accumulated depletion.

Impairment of Oil and Gas Properties

We review our producing oil and gas properties for impairment on an annual basis and whenever events and circumstances indicated decline in the recoverability of their carrying values. We estimate the expected future cash flows from our oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and gas properties to their fair value in the current period. The factors used to determine fair value include, but are not limited to, estimates of reserves, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. Given the complexities associated with oil and gas reserve estimates and the history of price volatility in the oil and gas markets, events may arise that will require us to record an impairment of our oil and gas properties and there can be no assurance that such impairments will not be required in the future.

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, INC. AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with Atlas Resources, Inc. (“Atlas”), the Managing General Partner, and its affiliates as provided under the Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Statement of Operations are payable to Atlas at $75 per well per month. Administrative costs incurred for the three months ended September 30, 2005 and 2004 were $27,300 and $2,400, respectively; and $61,600 and $2,400 for the nine months ended September 30, 2005 and 2004, respectively.

•
Monthly well supervision fees which are included in production expenses in the Statement of Operations are payable to Atlas at $275 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three and nine months ended September 30, 2005 were $99,900 and $225,300, respectively. There were no well supervision fees included in production expenses for the three and nine months ended September 30, 2004, since most wells were not on-line during that period.

•
Transportation fees which are included in production expenses in the Statement of Operations are payable to Atlas at $.29-$.35 per mcf (one thousand cubic feet). Transportation costs incurred for the three and nine months ended September 30, 2005 were $72,400 and $188,600, respectively. There were no transportation fees included in production expenses for the three and nine months ended September 30, 2004, since most wells were not on-line during that period.

ATLAS AMERICA SERIES 25 - 2004(B) L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, INC. AND ITS AFFILIATES

•	Adjusted asset contributions from the managing general partner which are included in the Statement of Cash Flows for the nine months ended September 30, 2005 were $1,972,400.

As managing general partner, Atlas performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable - affiliate on the balance sheet represents the net production revenues due from Atlas.

Major Customers

The Partnership’s natural gas is sold under contract to various purchasers. For the nine months ended September 30, 2005, sales to UGI Energy Services, Inc. and First Energy Solutions Corporation (which is now Amerada Hess Corporation) accounted for 52% and 15%, respectively, of total revenues. No other customer accounted for more than 10% of our total revenues for the nine months ended September 30, 2005.

Subordination of Managing General Partner’s Revenue Share

Under the terms of the partnership agreement, Atlas may be required to subordinate up to 50% of its share of production revenues of the Partnership, net of related operating costs, administrative costs and well supervision fees to the receipt by the investor partners of cash distributions from the Partnership equal to at least 10% of their agreed subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations commencing with the first distribution of revenues to the investor partners. For the period ended September 30, 2005, Atlas was not required to subordinate any of its revenues to the investor partners.

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

Results of Operations

The Partnership was formed on January 21, 2004 to drill and operate gas wells located primarily in Pennsylvania and Tennessee. Partnership operations began at our first closing on June 21, 2004. The Partnership’s first production revenues were received in October 2004.

The following table sets forth information relating to revenues recognized and costs expenses incurred, daily production volumes, average sales prices and production and depletion costs per equivalent unit during the periods indicated:

Results of operations (Continued)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004		Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Production revenues (in thousands)
Gas	$1,780	$	―	$4,846	$	―
Oil	$228	$	―	$626	$	―
	$2,008	$	―	$5,472	$	―
Production volumes:
Gas (thousands of cubic feet “mcf”) /day)	2,694		―	2,476		―
Oil (barrels (“bbls”)/day)	43		―	44		―

Average sales prices:
Gas (per mcf)	$7.18	$	―	$7.17	$	―
Oil (per bbl)	$57.23	$	―	$51.73	$	―

Average production costs:
As a percent of sales	13%		―	11%		―
Per mcf equivalent unit (“mcfe”)	$.96	$	―	$.81	$	―
Depletion per mcfe	$2.80	$	―	$4.03	$	―

Expenses. Production expenses were $$259,700 and $2,300 for the three months ended September 30, 2005 and 2004, respectively; an increase of $257,400 (11,191%). Production expenses were $605,500 and $2,300 for the nine months ended September 30, 2005 and 2004, respectively; an increase of $603,200 (26,226%). The increases in production expenses for the three and nine months ended September 30, 2005 as compared to the prior year similar periods are attributable to increases in production volumes and variable expenses from all wells being on-line.

General and Administrative expenses for the three months ended September 30, 2005 and 2004 were $57,900 and $2,400, respectively. For the nine months ended September 30, 2005 and 2004 these expenses were $125,600 and $2,400, respectively. These expenses include legal and audit fees as well as the monthly administrative fee charged by the managing general partner. Administrative fees may fluctuate each month as they are only charged when a well is producing.

Liquidity and Capital Resources. Cash provided by operating activities increased $3,562,300 in the nine months ended September 30, 2005 compared to $100 for the nine months ended September 30, 2004. This increase was attributed to increases in net earnings, depletion and depreciation, accretion and increases in accounts receivable and accrued liabilities.

Cash used in financing activities was $3,052,400 for the nine months ended September 30, 2005, which is primarily the amount distributed to our partners. Our first distribution was February 5, 2005.

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

Recently Issued Financial Accounting Standards

In May 2005, the Financial Accounting Standards Board, (“FASB”) issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS 154 will depend on the nature and extent of any voluntary accounting changes and corrections of errors after the effective date, but management does not currently expect SFAS 154 to have a material impact on the Partnership’s financial position or results of operations.

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

FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this interpretation is encouraged. Management does not believe the interpretation will have a significant impact on the Partnership’s financial position or results of operations.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our managing general partner’s management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, our managing general partner has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Exchange Act Rule 13a-14(c)) as of the end of the period covered by this report and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect controls in the third quarter and subsequent to the date of their evaluation.

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

Atlas America Series 25 - 2004(B) L.P.

By: (Signature and Title):	Atlas Resources, Inc., Managing General Partner

By: (Signature and Title):	/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors,
Chief Executive Officer and President

Date: November 14, 2005

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: (Signature and Title):	/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors,
Chief Executive Officer and President

Date: November 14, 2005

By: (Signature and Title):	/s/ Nancy J. McGurk
Nancy J. McGurk, Senior Vice President,
Chief Financial Officer and Chief Accounting Officer

Date: November 14, 2005