Form 10QSB
period 2006-03-31
ATLAS AMERICA SERIES 25-2004 B LP
filed 2006-05-15
CIK 1294208

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

ATLAS AMERICA SERIES #25-2004 (B) L.P.
(Name of small business issuer in its charter)

Delaware	34-1980376
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

311 Rouser Road	15108
Moon Township, PA	(zip code)
(Address of principal executive offices)

Issuer’s telephone number, including area code: (412) 262-2830

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

ATLAS AMERICA SERIES 25-2004(B) L.P.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10QSB

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of March 31, 2006 and December 31, 2005 (Unaudited)	3

	Statement of Operations for the Three Months ended March 31, 2006 and 2005 (Unaudited)	4

	Statement of Partners’ Capital Accounts for the Three Months ended March 31, 2006 (Unaudited)	5

	Statement of Cash Flows for the Three Months ended March 31, 2006 and 2005 (Unaudited)	6

	Notes to Financial Statements (Unaudited)	7-13

Item 2.	Management’s Discussion and Analysis of Financial Condition or Plan of Operations	13-16

Item 3.	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 6.	Exhibits	16

SIGNATURES		17

CERTIFICATIONS		18-21

PART I

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA SERIES 25-2004(B) L.P.
(A Delaware Limited Partnership)
BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$971,800	$1,400
Accounts receivable - affiliate	2,974,600	4,340,900
Hedge receivable short-term	419,600	122,700
Total current assets	4,366,000	4,465,000

Oil and gas properties (successful efforts)	43,077,000	43,076,400
Less accumulated depletion	(6,640,800)	(5,413,700)
	36,436,200	37,662,700

Hedge receivable long-term	237,000	―
	$41,039,200	$42,127,700

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$22,200	$21,600
Hedge liability short-term	―	12,000
Total current liabilities	22,200	33,600

Asset retirement obligation	1,458,200	1,442,300
Hedge liability long-term	763,000	536,900

Partners’ capital:
Managing general partner	10,285,500	10,647,000
Investor partners (1,265.38 units)	28,616,700	29,894,100
Accumulated comprehensive loss	(106,400)	(426,200)
	38,795,800	40,114,900
	$41,039,200	$42,127,700

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 25-2004(B) L.P.
(A Delaware Limited Partnership)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005
REVENUES:
Natural gas and oil sales	$3,047,500	$1,223,200
Total revenues	3,047,500	1,223,200

COST AND EXPENSES:
Production expenses	398,200	122,000
Depletion of oil and gas properties	1,227,100	805,100
Accretion of asset retirement obligation	15,900	14,900
General and administrative expenses	41,400	23,200
Total expenses	1,682,600	965,200
Net earnings	$1,364,900	$258,000

Allocation of net earnings:

Managing general partner	$689,600	$182,400
Limited partners	$675,300	$75,600
Net earnings per limited partnership unit	$534	$60

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 25 - 2004(B) L.P.
(A Delaware Limited Partnership)
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR THE THREE MONTHS ENDED March 31, 2006
(Unaudited)

	Managing		Accumulated
	General	Investor	Comprehensive
	Partner	Partners	Income (Loss)	Total

Balance at January 1, 2006	$10,647,000	$29,894,100	$(426,200)	$40,114,900

Participation in revenues and expenses:
Net production revenues	927,300	1,722,000	―	2,649,300
Depletion	(217,600)	(1,009,500)	―	(1,227,100)
Accretion of asset retirement obligation	(5,600)	(10,300)	―	(15,900)
General and administrative	(14,500)	(26,900)	―	(41,400)
Net earnings	689,600	675,300	―	1,364,900

Other comprehensive income	―	―	319,800	319,800

Distributions to partners	(1,051,100)	(1,952,700)	―	(3,003,800)

Balance at March 31, 2006	$10,285,500	$28,616,700	$(106,400)	$38,795,800

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 25 - 2004(B) L.P.
(A Delaware Limited Partnership)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005
Cash flows from operating activities:
Net earnings	$1,364,900	$258,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	1,227,100	805,100
Accretion of asset retirement obligation	15,900	14,900
Decrease (increase) in accounts receivable - affiliate	1,366,300	(365,800)
Increase in accrued liabilities	600	8,000
Net cash provided by operating activities	3,974,800	720,200

Cash flows from investing activities:
Purchase of tangible equipment	(1,800)	―
Sale of tangible equipment	1,200	―
Net cash used in investing activities	(600)	―

Cash flows from financing activities:
Distributions to partners	(3,003,800)	(438,000)
Net cash used in financing activities	(3,003,800)	(438,000)

Net increase in cash and cash equivalents	970,400	282,200
Cash and cash equivalents at beginning of period	1,400	100
Cash and cash equivalents at end of period	$971,800	$282,300

Supplemental Schedule of noncash investing & financing activities:

Tangible equipment contributed by the managing general partner	$ ―	$81,900

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 25 - 2004(B) L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

The financial statements of Atlas America Series 25-2004(B) L.P. (“the Partnership”) as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10 KSB for the year ended December 31, 2005. The results of operations for the three months ended March 31, 2006 may not necessarily be indicative of the results of operations for the year ending December 31, 2006.

Atlas America, Inc. recently announced that it intends to transfer into a wholly-owned limited liability company or limited partnership subsidiary of Atlas America, Inc. substantially all of its natural gas and oil exploration and production assets. As part of that transaction, in March 2006, Atlas Resources, Inc. was merged into a newly-formed limited liability company, Atlas Resources, LLC, (“Atlas”) which Atlas America, Inc. anticipates will become an indirect subsidiary of Atlas America’s newly-formed subsidiary. Atlas Resources, LLC, however, will continue to serve as our managing general partner, and does not expect that any of these transactions will have a material effect on the Partnership’s financial position or results of operations. Atlas America, Inc. further intends to make a registered initial public offering of a minority interest, estimated to be 20%, in its newly-formed subsidiary.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s Form 10 KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

Receivables

In evaluating the need for an allowance for possible losses, Atlas performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by Atlas’ review of its customers’ credit information. Atlas extends credit on an unsecured basis to many of its energy customers. At March 31, 2006 Atlas’ credit evaluation indicated that the Partnership had no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and the Partnership’s receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership’s records and the Partnership’s estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables at March 31, 2006 of $2,049,900 and $2,245,100 at December 31, 2005 which are included in Accounts receivable-affiliate, on its' Balance Sheets.

ATLAS AMERICA SERIES 25 - 2004(B) L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
March 31, 2006
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassification

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

Recently Issued Financial Accounting Standards

In May 2005, the Financial Accounting Standards Board, (“FASB”) issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement became effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 did not have a material impact on the Partnership’s financial position or results of operations.

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

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the three months ended March 31, 2006 and 2005 is as follows:

	Three Months
	2006	2005

Asset retirement obligation at beginning of period	$1,442,300	$997,000
Accretion expense	15,900	14,900
Total asset retirement obligation at end of period	$1,458,200	$1,011,900

ATLAS AMERICA SERIES 25 - 2004(B) L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
March 31, 2006
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Supplemental Cash Flow Information

The Partnership considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents. No cash was paid for interest or income taxes for the three months ended March 31, 2006 and 2005.

Concentration of Credit Risk

Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Partnership places its temporary cash investments in deposits with high-quality financial institutions. At March 31, 2006, the Partnership had $1,009,300 in deposits at one bank of which $909,300 was over the insurance limit of the Federal Deposit Insurance Corporation and at December 31, 2005 the Partnership had $27,400 in deposits at one bank of which none was over the limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

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

Property and Equipment

Property and equipment are stated at cost. Depletion is based on cost less estimated salvage value primarily using the unit-of-production or straight-line method over the assets’ estimated useful lives. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the useful lives of property are capitalized.

Oil and gas properties consist of the following:
	At March 31,	At December 31,
	2006	2005
Capitalized costs of properties:
Proved properties	$957,700	$957,700
Wells and related equipment	42,119,300	42,118,700
	43,077,000	43,076,400

Accumulated depletion	(6,640,800)	(5,413,700)
	$36,436,200	$37,662,700

ATLAS AMERICA SERIES 25 - 2004(B) L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
March 31, 2006
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Oil and Gas Properties

The Partnership uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip wells are capitalized. Oil is converted to gas equivalent basis (“mcfe”) at the rate of one barrel equals 6 mcf. Depletion is provided on the units of production method.

The Partnership’s long-lived assets are reviewed for impairment annually for events or changes in circumstances that indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are reviewed for potential impairments at the lowest levels for which there are identifiable cash flows that are largely independent of other groups of assets. The review is done by determining if the historical cost of proved properties less the applicable accumulated depreciation, depletion and amortization and abandonment is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on the Partnership’s plans to continue to produce and develop proved reserves. Expected future cash flow from the sale of production of reserves is calculated based on estimated future prices. The Partnership estimates prices based upon market related information including published futures prices. The estimated future level of production is based on assumptions surrounding future levels of prices and costs, field decline rates, market demand and supply, and the economic and regulatory climates. If the carrying value exceeds such cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by discounted future cash flows), and the carrying value of the assets. The Partnership's oil and gas properties had no indication of impairment as of March 31, 2006.

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

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with Atlas , the Managing General Partner, and its affiliates as provided under the Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Statement of Operations are payable to Atlas at $75 per well per month. Administrative costs incurred for the three months ended March 31, 2006 and 2005 were $32,700 and $13,500, respectively.

•
Monthly well supervision fees which are included in production expenses in the Statement of Operations are payable to Atlas at $275 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three months ended March 31, 2006 and 2005 were $120,000 and $47,900, respectively.

•
Transportation fees which are included in production expenses in the Statement of Operations are payable to Atlas at rates ranging from $.29-$.35 per mcf (one thousand cubic feet) to 10% of natural gas revenue. Transportation costs incurred for the three months ended March 31, 2006 and 2005 were $179,900 and $44,600, respectively.

•	Tangible costs contributed by the managing general partner for the three months ended March 31, 2005 were $81,900.

ATLAS AMERICA SERIES 25 - 2004(B) L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
March 31, 2006
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES (CONTINUED)

As managing general partner, Atlas performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable - affiliate on the balance sheet represents the net production revenues due from Atlas.

Subordination of Managing General Partner’s Revenue Share

Under the terms of the partnership agreement, Atlas may be required to subordinate up to 50% of its share of production revenues of the Partnership, net of related operating costs, administrative costs and well supervision fees to the receipt by the investor partners of cash distributions from the Partnership equal to at least 10% of their agreed subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations commencing with the first distribution of revenues to the investor partners.  Since inception of the program, the Partnership has not been required to subordinate any of it's revenues to the invesor partners.

NOTE 4 - DERIVATIVE INSTRUMENTS

Atlas America, Inc. on behalf of the Partnership from time to time enters into natural gas futures and option contracts to hedge exposure to changes in natural gas prices. At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas.

Atlas America, Inc. formally documents all relationships between hedging instruments and the items being hedged, including Atlas America, Inc.’s risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas futures and options contracts to the forecasted transactions. Atlas assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the fair value of hedged items. Historically these contracts have qualified and been designated as cash flow hedges and recorded at their fair values. Gains or losses on future contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. Changes in fair value are recognized in Partners’ Capital as Accumulated Other Comprehensive Income (Loss) and recognized within the statement of operations in the month the hedged gas is sold. If it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in gas reference prices under a hedging instrument and actual gas prices, Atlas America, Inc. will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings.

ATLAS AMERICA SERIES 25 - 2004(B) L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
March 31, 2006
(Unaudited)

NOTE 4 - DERIVATIVE INSTRUMENTS (CONTINUED)

At March 31, 2006, Atlas had 108 open natural gas futures contracts on behalf of the Partnership related to natural gas sales covering 1,750,600 dekatherms (“Dth”) (net to the Partnership) of natural gas, maturing through December 31, 2009 at a combined average settlement price of $8.94 per Dth. At March 31, 2006, the Partnership reflected net hedging liabilities on its balance sheet of $106,400. Of the $106,400 net loss in accumulated other comprehensive income (loss) at March 31, 2006, if the fair values of the instruments remain at current market values, the Partnership will reclassify $419,600 of net gains to its statement of operations over the next twelve month period as these contracts expire, and $526,000 of net losses will be reclassified in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within the statement of operations while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership realized gains of $157,100 for the period ended March 31, 2006 within its statement of operations related to the settlement of qualifying hedge instruments.

As of March 31, 2006, Atlas America, Inc. on behalf of the Partnership, had the following natural gas volumes hedged:

Natural Gas Fixed - Price Swaps

Production		Average	Fair Value
Period	Volumes	Fixed Price	Liability (2)
Ended March 31,	(MMBTU) (1)	(per MMBTU)	(in thousands)

2007	206,300	$10.76	$420
2008	740,300	8.76	(564)
2009	617,400	8.71	(25)
2010	186,600	8.35	63

		Total liability	$(106)

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.

ATLAS AMERICA SERIES 25 - 2004(B) L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
March 31, 2006
(Unaudited)

NOTE 4 - DERIVATIVE INSTRUMENTS (CONTINUED)

The following table sets forth the book and estimated fair values of derivative instruments at the dates indicated (in thousands):

	March 31, 2006		December 31, 2005
	Book Value	Fair Value	Book Value	Fair Value
Assets
Derivative instruments	$657	$657	$123	$123
	$657	$657	$123	$123
Liabilities
Derivative instruments	$(763)	$(763)	$(549)	$(549)
	$(106)	$(106)	$(426)	$(426)

NOTE 5 - COMPREHENSIVE INCOME

Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources. For the Partnership, this includes only changes in the fair value, of unrealized hedging gains and losses.
	Three Months Ended March 31,
	2006	2005

Net earnings	$1,364,900	$258,000
Other comprehensive gain (loss):
Unrealized holding gains on hedging contracts	476,900	―
Less: reclassification adjustment for (gain) realized net income	(157,100)	―
	319,800	―
Comprehensive income	$1,684,700	$258,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS (UNAUDITED)

Forward-Looking Statements

WHEN USED IN THIS FORM 10-QSB, THE WORDS “BELIEVES” “ANTICIPATES” “EXPECTS” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES MORE PARTICULARLY DESCRIBED IN ITEM 1 ON FORM 10 KSB. THESE RISKS AND UNCERTAINTIES, INCLUDING RISKS ASSOCIATED WITH FLUCTUATIONS IN THE MARKET PRICE FOR NATRUAL GAS AND OIL, COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO FORWARD-LOOKING STATEMENTS WHICH WE MAY MAKE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-QSB OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

Management’s Discussion and Analysis should be read in conjunction with our Financial Statements and the Notes to our Financial Statements.

General

Atlas America, Inc. recently announced that it intends to transfer into a wholly-owned limited liability company or limited partnership subsidiary of Atlas America, Inc. substantially all of its natural gas and oil exploration and production assets. As part of that transaction, In March 2006, Atlas Resources, Inc. was merged into a newly-formed limited liability company, Atlas Resources, LLC, which Atlas America, Inc. anticipates will become an indirect subsidiary of Atlas America’s newly-formed subsidiary. Atlas Resources, LLC, however, will continue to serve as the Partnership’s managing general partner, and does not expect that any of these transactions will have a material effect on the Partnership’s financial position or results of operations. Atlas America, Inc. further intends to make a registered initial public offering of a minority interest, estimated to be 20%, in its newly-formed subsidiary.

Results of Operations

The following table sets forth information relating to revenues recognized and costs expenses incurred, daily production volumes, average sales prices, production and depletion costs per equivalent unit during the periods indicated:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005
Production revenues (in thousands)
Gas (1)	$2,950	$1,090
Oil	$98	$133
	$3,048	$1,223
Production volumes:
Gas (mcf/day) (1) (3)	3,021	1,692
Oil (bbls/day)	18	33
Total (mcfe/day) (3)	3,129	1,890

Average sales prices:
Gas (per mcf) (2) (3)	$10.85	$7.16
Oil (per bbl) (3)	$59.58	$44.33

Average production costs:
As a percent of sales	13%	10%
Per mcfe (3)	$1.41	$.72

Depletion per mcfe	$4.36	$4.73

(1)	Excludes sales of residual gas and sales to landowners.
(2)	The average sales price per mcf before the effects of hedging was $10.11 for the period ended March 31, 2006. There were no hedging transactions in the period ended March 31, 2005.
(3)	“Mcf” and means thousand cubic feet, “mcfe” and means thousand cubic feet equivalent, and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Natural Gas Revenues. The Partnership’s natural gas revenues were $2,949,700 and $1,090,300 for the three months ended March 31, 2006 and 2005, respectively, an increase of $1,859,400 (171%). This increase was partially due to an increase in production volumes to 3,021 mcf per day for the three months ended March 31, 2006, from 1,692 mcf per day for the three months ended March 31, 2005, an increase of 1,329 mcf per day (79%). The average sales price received for natural gas also increased to $10.85 per mcf for the three months ended March 31, 2006 from $7.16 per mcf for the three months ended March 31, 2005, an increase of $3.69 per mcf (52%). The $1,859,400 increase in gas revenue for the three months ended March 31, 2006 as compared to the prior year similar period was attributable to a $856,300 increase in production volumes and a $1,003,100 increase in natural gas sale prices. The overall increase in gas production volumes resulted primarily due to additional wells being on line for the three months ended March 31, 2006 and an increase in the price we received for our natural gas as compared to the prior year similar period.

Oil Revenues. The Partnership’s oil revenues were $97,700 and $132,900 for the periods ended March 31, 2006 and 2005, respectively, a decrease of $35,200 (26%). This decrease resulted from a 45% decrease in production volumes partially offset by an increase of 34% in the average sales price of oil. The $35,200 decrease in oil revenues for the period ended March 31, 2006 as compared to the prior year similar period, consisted of a $60,200 decrease in the volumes of our oil production, partially offset by a $25,000 increase due to oil prices, which are driven by market conditions.

Expenses. Production expenses were $398,200 and $122,000 for the three months ended March 31, 2006 and 2005, respectively, an increase of $276,200 (226%). This increase is primarily attributable to an increase in operating, transportation and variable expenses due to all wells being on line for the three months ended March 31, 2006 as compared to the prior year similar period.

Depletion of oil and gas properties as a percentage of oil and gas revenues was 40% and 66% in the three months ended March 31, 2006 and 2005, respectively. This percentage change is directly attributable to changes in revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended March 31, 2006 and 2005 were $41,400 and $23,200, respectively, an increase of $18,200 (78%). This increase is primarily due to higher outside fees for services and higher administrative fees charged as compared to the prior year similar period, due to additional wells being on line.

Liquidity and Capital Resources. Cash provided by operating activities increased $3,254,600 in the three months ended March 31, 2006 to $3,974,800 from $720,200 for the three months ended March 31, 2005. This increase was attributed to increases in net earnings, depletion, and a decrease in accounts receivable affiliate.

Cash used in financing activities increased $2,565,800 in the three months ended March 31, 2006, to $3,003,800 from $438,000 for the three months ended March 31, 2005. This increase was due to higher distributions to the partners as a result of an increase in net earnings for additional wells producing this period as compared to the prior year similar period.

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

For a detailed discussion on the application of our remaining policies critical to our business operations and other accounting policies, see Note 2 of the "Notes to Financial Statements" on Form 10 KSB.

Recently Issued Financial Accounting Standards

In May 2005, the Financial Accounting Standards Board, (“FASB”) issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement became effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 did not have a material impact on the Partnership’s financial position or results of operations.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our managing general partner’s management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, our managing general partner has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this report and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no changes in our internal controls or in other factors that could significantly affect controls in the first quarter and subsequent to the date of their evaluation.

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

Atlas America Public #25-2004 (B) L.P.

Atlas Resources, LLC, Managing General Partner

Date: May 15, 2006	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 15, 2006	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: May 15, 2006	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Financial Officer and Chief
Accounting Officer