Form 10QSB
period 2007-09-30
ATLAS AMERICA SERIES 25-2004 B LP
filed 2007-11-09
CIK 1294208

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10 QSB

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

ATLAS AMERICA SERIES 25-2004 (B) L.P.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10-QSB

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheets as of September 30, 2007 and December 31, 2006	3

	Statements of Net Earnings for the Three Months and Nine Months ended September 30, 2007 and 2006	4

	Statement of Partners’ Capital Accounts for the Nine Months ended September 30, 2007	5

	Statements of Cash Flows for the Nine Months ended September 30, 2007 and 2006	6

	Notes to Financial Statements	7-13

Item 2:	Management’s Discussion and Analysis of Financial Condition or Plan of Operations	13-17

Item 3:	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 6:	Exhibits	17

SIGNATURES		18

CERTIFICATIONS		19-22

PART I

ITEM 1.                        FINANCIAL STATEMENTS

ATLAS AMERICA SERIES 25-2004(B) L.P.
BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$303,500	$—
Accounts receivable-affiliate	1,041,200	1,853,600
Short-term hedge receivable due from affiliate	333,100	1,089,600
Total current assets	1,677,800	2,943,200

Oil and gas properties, net	17,907,000	19,512,800
Long-term hedge receivable due from affiliate	178,100	940,600
	$19,762,900	$23,396,600

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$19,800	$18,000
Short-term hedge liability due to affiliate	53,500	6,800
Total current liabilities	73,300	24,800

Asset retirement obligation	1,534,200	1,468,100
Long-term hedge liability due to affiliate	247,100	151,300

Partners’ capital:
Managing general partner	5,309,100	6,037,800
Limited partners (1,265.38 units)	13,112,500	15,304,200
Accumulated other comprehensive (loss) income	(513,300)	410,400
Total partners' capital	17,908,300	21,752,400
	$19,762,900	$23,396,600

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 25-2004(B) L.P.
STATEMENTS OF NET EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

REVENUES:
Natural gas and oil	$1,141,900	$2,077,000	$3,425,000	$7,172,600
Total revenues	1,141,900	2,077,000	3,425,000	7,172,600

COSTS AND EXPENSES:
Production	353,300	445,900	1,047,500	1,341,800
Depletion	531,400	973,700	1,641,500	3,124,100
Accretion of asset retirement obligation	22,100	15,800	66,100	47,500
General and administrative	67,500	39,300	154,900	126,600
Total expenses	974,300	1,474,700	2,910,000	4,640,000
Net earnings	$167,600	$602,300	$515,000	$2,532,600

Allocation of net earnings:
Managing general partner	$145,600	$309,600	$450,500	$1,356,000
Limited partners	$22,000	$292,700	$64,500	$1,176,600
Net earnings per limited partnership unit	$17	$231	$51	$930

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 25-2004(B) L.P.
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR THE NINE MONTHS ENDED
September 30, 2007
(Unaudited)

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	Income (Loss)	Total

Balance at January 1, 2007	$6,037,800	$15,304,200	$410,400	$21,752,400

Participation in revenues and expenses:
Net production revenues	832,100	1,545,400	—	2,377,500
Depletion	(304,300)	(1,337,200)	—	(1,641,500)
Accretion of asset retirement obligation	(23,100)	(43,000)	—	(66,100)
General and administrative	(54,200)	(100,700)	—	(154,900)
Net earnings	450,500	64,500	—	515,000

Other comprehensive loss	—	—	(923,700)	(923,700)

MGP adjusted asset contribution	35,700	—	—	35,700

Distributions to partners	(1,214,900)	(2,256,200)	—	(3,471,100)

Balance at September 30, 2007	$5,309,100	$13,112,500	$(513,300)	$17,908,300

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 25-2004(B) L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$515,000	$2,532,600
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	1,641,500	3,124,100
Non-cash loss on derivative value	737,800	—
Accretion of asset retirement obligation	66,100	47,500
Decrease in accounts receivable – affiliate	812,400	2,544,400
Increase (decrease) in accrued liabilities	1,800	(8,200)
Net cash provided by operating activities	3,774,600	8,240,400

Cash flows from investing activities:
Proceeds from sale of tangible equipment	—	13,100
Purchase of tangible equipment	—	(1,800)
Net cash provided by investing activities	—	11,300

Cash flows from financing activities:
Distributions to partners	(3,471,100)	(7,691,400)
Net cash used in financing activities	(3,471,100)	(7,691,400)

Net increase in cash and cash equivalents	303,500	560,300
Cash and cash equivalents at beginning of period	—	1,400
Cash and cash equivalents at end of period	$303,500	$561,700

Supplemental Schedule of Non-cash Investing and Financing Activities:

Assets contributed and received by managing general partner:
Tangible equipment included in oil & gas properties	$6,700	$(155,100)
Leasehold costs included in oil and gas properties	(2,800)	—
Intangible drilling costs included in oil & gas properties	31,800	501,300
	$35,700	$346,200

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 25-2004(B) L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

The financial statements of Atlas America Series 25-2004(B) L.P. (the “Partnership”) as of September 30, 2007 and for the three months and nine months ended September 30, 2007 and 2006 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented.  The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-KSB/A for the year ended December 31, 2006.  The results of operations for the three months and nine months ended September 30, 2007 may not necessarily be indicative of the results of operations for the year ended December 31, 2007.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s Form 10-KSB/A for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

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

Receivables

In evaluating the need for an allowance for possible losses, the Partnership's MGP performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its purchasers' credit information.  Credit is extended on an unsecured basis to many of its energy purchasers. At September 30, 2007 and December 31, 2006, the Partnership's MGP’s credit evaluation indicated that the Partnership has no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and the receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables at September 30, 2007 of $736,500 and $975,800 at December 31, 2006 which are included in Accounts receivable-affiliate on the Partnership's Balance Sheets.

ATLAS AMERICA SERIES 25-2004(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2007
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

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Asset retirement obligation at beginning of period	$1,512,100	$1,474,000	$1,468,100	$1,442,300
Accretion expense	22,100	15,800	66,100	47,500
Asset retirement obligation at end of period	$1,534,200	$1,489,800	$1,534,200	$1,489,800

Property and Equipment

Oil and gas properties consist of the following at the dates indicated:	September 30,	December 31,
	2007	2006
Mineral interest in properties:
Proved properties	$920,400	$923,200
Wells and related equipment	28,304,900	28,266,400
	29,225,300	29,189,600
Accumulated depletion of oil and gas properties	(11,318,300)	(9,676,800)
	$17,907,000	$19,512,800

ATLAS AMERICA SERIES 25-2004(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2007
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

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under the Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Net Earnings are payable at $75 per well per month.  Administrative costs incurred for the three months and nine months ended September 30, 2007 were $32,200 and $96,200, respectively.  Administrative costs incurred for the three months and nine months ended September 30, 2006 were $33,400 and $99,400, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Net Earnings are currently payable at $301 per well per month for operating and maintaining the wells.  Well supervision fees incurred for the three months and nine months ended September 30, 2007 were $128,000 and $382,400, respectively.  Well supervision fees incurred for the three months and nine months ended September 30, 2006 were $133,800 and $379,400, respectively.

ATLAS AMERICA SERIES 25-2004(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2007
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES (Continued)

•
Transportation fees which are included in production expenses in the Partnership’s Statements of Net Earnings are payable at rates ranging from $.29-$.35 per one thousand cubic feet ("Mcf") to 13% of the natural gas sales price.  Transportation fees incurred for the three months and nine months ended September 30, 2007 were $146,900 and $453,400, respectively.  Transportation fees incurred for the three months and nine months ended September 30, 2006 were $180,000 and $615,500, respectively.

•
Assets contributed and received by the MGP which are disclosed on the Partnership's Statements of Cash Flows as a non-cash investing activity for the nine months ended September 30, 2007 and 2006 were $35,700 and $346,200, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net earnings	$167,600	$602,300	$515,000	$2,532,600
Other comprehensive (loss) income:
Unrealized holding gain (loss) on hedging contracts	236,300	1,719,500	(1,214,300)	2,881,900
Less: reclassification adjustment for gains realized in net earnings	102,000	(219,600)	290,600	(579,600)
	338,300	1,499,900	(923,700)	2,302,300
Comprehensive income (loss)	$505,900	$2,102,200	$(408,700)	$4,834,900

NOTE 5 – DERIVATIVE INSTRUMENTS

Atlas Energy, on behalf of the Partnership, from time to time enters into natural gas futures, option and collar contracts to hedge exposure to changes in natural gas prices. At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas.

ATLAS AMERICA SERIES 25-2004(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2007
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

At September 30, 2007, Atlas Energy had allocated open natural gas futures contracts to the Partnership related to natural gas sales covering 1,535,700 dekatherms (“Dth”) (net to the Partnership) of natural gas, maturing through September 30, 2013 at an average settlement price of $8.15 per Dth. At September 30, 2007, the Partnership reflected net hedging assets on its Balance Sheets of $210,600.  Due to the impairment of the Partnership's oil and gas properties at December 31, 2006, a net offsetting unrealized gain of $1,461,700 was reclassified into earnings from accumulated other comprehensive income.  At September 30, 2007, $723,900 of the prior year reclassification remains as an offset (reduction) to accumulated other comprehensive income.  Of the $513,300 net loss in Accumulated other comprehensive income (loss) at September 30, 2007, if the fair values of the instruments remain at current market values, the Partnership will reclassify $123,400 of net loss to its Statements of Net Earnings over the next twelve month period as these contracts expire, and $389,900 of net losses in later periods.  Actual amounts that will be reclassified will vary as a result of future price changes.  Ineffective hedge gains or losses are recorded within the Statements of Net Earnings while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership realized losses of $102,000 and $290,600 for the three month and nine month periods ended September 30, 2007, respectively; and gains of $219,600 and $579,600 for the three month and nine month periods ended September 30, 2006, respectively, in its oil and gas revenues within its Statements of Net Earnings related to the settlement of qualifying hedge instruments.  The Partnership recognized no gains or losses during the three and nine months ended September 30, 2007 and 2006 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

ATLAS AMERICA SERIES 25-2004(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2007
(Unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS (Continued)

As of September 30, 2007, Atlas Energy had allocated to the Partnership the following natural gas hedged volumes:

Fixed Price Swaps
				Fair Value
	Twelve Month	Volumes	Average	Asset
	Period Ending	(per MMBTU)	Fixed Price	(Liability)
	September 30,	(1)	(per MMBTU)	(2)

	2008	353,900	$8.69	$265,700
	2009	344,800	$8.41	53,300
	2010	232,500	$7.87	(63,600)
	2011	127,300	$7.46	(53,500)
	2012	26,100	$7.37	(11,300)
				$190,600

Costless Collars
					Fair Value
	Twelve Month		Volumes	Average	Asset
	Period Ending	Option	(per MMBTU)	Floor & Cap	(Liability)
	September 30,	Type	(1)	(per MMBTU)	(2)

	2008	Puts purchased	9,800	$7.50	$6,800
	2008	Calls sold	9,800	$8.60	—
	2008	Puts purchased	25,400	$7.50	7,100
	2008	Calls sold	25,400	$9.40	—
	2009	Puts purchased	8,500	$7.50	—
	2009	Calls sold	8,500	$9.40	(700)
	2010	Puts purchased	47,000	$7.75	3,100
	2010	Calls sold	47,000	$8.75	—
	2011	Puts purchased	15,700	$7.75	(100)
	2011	Calls sold	15,700	$8.75	—
	2011	Puts purchased	117,500	$7.50	5,200
	2011	Calls sold	117,500	$8.45	—
	2012	Puts purchased	39,200	$7.50	—
	2012	Calls sold	39,200	$8.45	(500)
	2012	Puts purchased	141,000	$7.50	—
	2012	Calls sold	141,000	$8.45	(500)
	2013	Puts purchased	47,000	$7.00	—
	2013	Calls sold	47,000	$8.37	(400)
					$20,000

				Net Asset	$210,600
______________

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices.

ATLAS AMERICA SERIES 25-2004(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2007
(Unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS (Continued)

The following table sets forth the book and estimated fair values of derivative instruments at the dates indicated:

	September 30, 2007		December 31, 2006
	Book Value	Fair Value	Book Value	Fair Value
Assets
Derivative instruments	$511,200	$511,200	$2,030,200	$2,030,200
	$511,200	$511,200	$2,030,200	$2,030,200
Liabilities
Derivative instruments	$(300,600)	$(300,600)	$(158,100)	$(158,100)
	$210,600	$210,600	$1,872,100	$1,872,100

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

General

We were formed as a Delaware limited partnership on January 21, 2004, with Atlas Resources, Inc. as our Managing General Partner, or MGP.  We drilled and currently operate wells located in Pennsylvania, West Virginia and Tennessee. We have no employees and rely on our MGP for management, which in turn, relies on its parent company, Atlas Energy Resources, LLC, or Atlas Energy, for administrative services.

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

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Production revenues (in thousands):
Gas	$1,052	$1,929	$3,209	$6,819
Oil	$90	$148	$216	$354
Total	$1,142	$2,077	$3,425	$7,173

Production volumes:
Gas (mcf/day) (2)	1,509	2,451	1,590	2,599
Oil (bbls/day) (2)	15	25	13	21
Total (mcfe/day) (2)	1,599	2,601	1,668	2,725

Average sales prices:
Gas (per mcf) (1) (2)	$7.58	$8.56	$7.39	$9.61
Oil (per bbl) (2)	$65.39	$64.92	$60.11	$62.86

Average production costs:
As a percent of sales	31%	21%	31%	19%
Per mcfe (2)	$2.40	$1.87	$2.30	$1.81

Depletion per mcfe	$3.61	$4.07	$3.60	$4.20
_______________

(1)
The average sales price per mcf before the effects of hedging was $8.31 and $7.58 for the three months ended September 30, 2007 and 2006, respectively; and $8.06 and $8.73 for the nine months ended September 30, 2007 and 2006, respectively.

(2)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Natural Gas Revenues.  Our natural gas revenues were $1,052,400 and $1,929,300 for the three months ended September 30, 2007 and 2006, respectively, a decrease of $876,900 (45%).  This decrease was due to a decrease in the average sales price we received for our natural gas to $7.58 for the three months ended September 30, 2007 as compared to $8.56 for the three months ended September 30, 2006, a decrease of $.98 per mcf (11%) and a decrease in production volumes to 1,509 mcf per day for the three months ended September 30, 2007 from 2,451 mcf per day for the three months ended September 30, 2006, a decrease of 942 mcf per day (38%).  The $876,900 decrease in gas revenue for the three months ended September 30, 2007 as compared to the prior year similar period was attributable to a $741,300 decrease in production volumes and a $135,600 decrease in natural gas sale prices.  The overall decrease in gas production volumes for the three months ended September 30, 2007 resulted primarily from the normal decline inherent in the life of a well.

Our natural gas revenues were $3,209,000 and $6,819,100 for the nine months ended September 30, 2007 and 2006, respectively, a decrease of $3,610,100 (53%).  This decrease was due to a decrease in the average sales price we received for our natural gas to $7.39 for the nine months ended September 30, 2007 as compared to $9.61 for the nine months ended September 30, 2006, a decrease of $2.22 per mcf (23%) and a decrease in production volumes to 1,590 mcf per day for the nine months ended September 30, 2007 from 2,599 mcf per day for the nine months ended September 30, 2006, a decrease of 1,009 mcf per day (39%).  The $3,610,100 decrease in gas revenue for the nine months ended September 30, 2007 as compared to the prior year similar period was attributable to a $2,645,900 decrease in production volumes and a $964,200 decrease in natural gas sale prices.  The overall decrease in gas production volumes for the nine months ended September 30, 2007 resulted primarily from the normal decline inherent in the life of a well.

Oil Revenues.  We drill wells primarily to produce natural gas, rather than oil, but some wells have oil production.  Our oil revenues were $89,500 and $147,700 for the three months ended September 30, 2007 and 2006, respectively, a decrease of $58,200 (39%).  This decrease was due to a decrease in the production volumes to 15 bbl per day for the three months ended September 30, 2007 from 25 bbl per day for the three months ended September 30, 2006, a decrease of 10 bbl per day (40%), partially offset by an increase in the average sales price we received for our oil to $65.39 for the three months ended September 30, 2007 as compared to $64.92 for the three months ended September 30, 2006, an increase of $.47 per bbl (1%).  The $58,200 decrease in oil revenue for the three months ended September 30, 2007 as compared to the prior year similar period was attributable to a $58,900 decrease in production volumes, partially offset by a $700 increase in oil prices.

Our oil revenues were $216,000 and $353,500 for the nine months ended September 30, 2007 and 2006, respectively, a decrease of $137,500 (39%).  This decrease was due to a decrease in the production volumes to 13 bbl per day for the nine months ended September 30, 2007 from 21 bbl per day for the nine months ended September 30, 2006, a decrease of 8 bbl per day (38%) and a decrease in the average sales price we received for our oil to $60.11 for the nine months ended September 30, 2007 as compared to $62.86 for the nine months ended September 30, 2006, a decrease of $2.75 per bbl (4%).  The $137,500 decrease in oil revenue for the nine months ended September 30, 2007 as compared to the prior year similar period was attributable to a $127,600 decrease in production volumes and a $9,900 decrease in oil prices.

Expenses.  Production expenses were $353,300 and $445,900 for the three months ended September 30, 2007 and 2006, respectively, a decrease of $92,600 (21%).  Production expenses were $1,047,500 and $1,341,800 for the nine months ended September 30, 2007 and 2006, respectively, a decrease of $294,300 (22%).  These decreases were primarily attributable to decreases in variable expenses which are affected by a decrease in production volumes.

Depletion of oil and gas properties as a percentage of oil and gas revenues were 47% in the three months ended September 30, 2007 and 2006, and 48% and 44% for the nine months ended September 30, 2007 and 2006, respectively.  These percentage changes are directly attributable to revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended September 30, 2007 and 2006 were $67,500 and $39,300, respectively, an increase of $28,200 (72%).  For the nine months ended September 30, 2007 and 2006 these expenses were $154,900 and $126,600, respectively, an increase of $28,300 (22%).  These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP.  These increases were primarily due to higher audit and tax fees as compared to the prior year similar period.

Liquidity and Capital Resources

Cash provided by operating activities decreased $4,465,800 in the nine months ended September 30, 2007 to $3,774,600 as compared to $8,240,400 for the nine months ended September 30, 2006.  This decrease was primarily due to a decrease in net earnings before depletion and accretion of $3,481,600 and a reduction in the decrease in accounts receivable-affiliate of $1,732,000, offset by a net non-cash loss on derivative values of $737,800.

Cash provided by investing activities was $11,300 for the nine months ended September 30, 2006 from a sale of tangible equipment.

Cash used in financing activities decreased $4,220,300 during the nine months ended September 30, 2007 to $3,471,100 from $7,691,400 for the nine months ended September 30, 2006.  This decrease was entirely due to lower distributions as a result of a decrease in net cash flows.

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

For a detailed discussion on the application of our remaining policies critical to our business operations and other accounting policies, see Note 2 of the "Notes to Financial Statements" in our Annual Report on Form10-KSB/A.

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

Atlas America Series 25-2004 (B) L.P.

Atlas Resources, LLC, Managing General Partner

Date: November 9, 2007	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 9, 2007	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: November 9, 2007	By:/s/ Matthew A. Jones
Matthew A. Jones, Chief Financial Officer

Date: November 9, 2007	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Accounting Officer