Form 10-Q
period 2008-09-30
ATLAS AMERICA SERIES 25-2004 B LP
filed 2008-11-13
CIK 1294208

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

ATLAS AMERICA SERIES 25-2004 (B) L.P.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheets as of September 30, 2008 and December 31, 2007	3

	Statements of Net Earnings for the Three Months and Nine Months ended September 30, 2008 and 2007	4

	Statement of Changes in Partners’ Capital for the Nine Months ended September 30, 2008	5

	Statements of Cash Flows for the Nine Months ended September 30, 2008 and 2007	6

	Notes to Financial Statements	7-15

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-19

Item 4:	Controls and Procedures	19

PART II.	OTHER INFORMATION

Item 1:	Legal Proceedings	19

Item 6:	Exhibits	20

SIGNATURES		21

CERTIFICATIONS		22-25

PART I

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA SERIES 25-2004(B) L.P.
BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$329,000	$229,600
Accounts receivable-affiliate	1,154,500	974,500
Short-term hedge receivable due from affiliate	261,900	286,600
Total current assets	1,745,400	1,490,700

Oil and gas properties, net	15,912,700	17,369,000
Long-term hedge receivable due from affiliate	83,000	42,900
	$17,741,100	$18,902,600

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$23,700	$23,600
Short-term hedge liability due to affiliate	23,100	6,800
Total current liabilities	46,800	30,400

Asset retirement obligation	1,541,100	1,474,700
Long-term hedge liability due to affiliate	375,800	430,600

Partners’ capital:
Managing general partner	4,826,900	5,127,400
Limited partners (1,265.38 units)	11,325,500	12,563,700
Accumulated other comprehensive loss	(375,000)	(724,200)
Total partners' capital	15,777,400	16,966,900
	$17,741,100	$18,902,600

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 25-2004(B) L.P.
STATEMENTS OF NET EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

REVENUES
Natural gas and oil	$1,237,000	$1,141,900	$3,621,200	$3,425,000
Total revenues	1,237,000	1,141,900	3,621,200	3,425,000

COSTS AND EXPENSES
Production	332,700	353,300	1,039,500	1,047,500
Depletion	457,100	531,400	1,454,800	1,641,500
Accretion of asset retirement obligation	22,200	22,100	66,400	66,100
General and administrative	44,900	67,500	141,400	154,900
Total expenses	856,900	974,300	2,702,100	2,910,000
Net earnings	$380,100	$167,600	$919,100	$515,000

Allocation of net earnings:
Managing general partner	$207,900	$145,600	$560,300	$450,500
Limited partners	$172,200	$22,000	$358,800	$64,500
Net earnings per limited partnership unit	$137	$17	$284	$51

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 25-2004(B) L.P.
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE NINE MONTHS ENDED
September 30, 2008
(Unaudited)

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	Income (Loss)	Total

Balance at January 1, 2008	$5,127,400	$12,563,700	$(724,200)	$16,966,900

Participation in revenues and expenses:
Net production revenues	903,600	1,678,100	—	2,581,700
Depletion	(270,500)	(1,184,300)	—	(1,454,800)
Accretion of asset retirement obligation	(23,300)	(43,100)	—	(66,400)
General and administrative	(49,500)	(91,900)	—	(141,400)
Net earnings	560,300	358,800	—	919,100

Other comprehensive income	—	—	349,200	349,200

Distributions to partners	(860,800)	(1,597,000)	—	(2,457,800)

Balance at September 30, 2008	$4,826,900	$11,325,500	$(375,000)	$15,777,400

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 25-2004(B) L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$919,100	$515,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	1,454,800	1,641,500
Non-cash loss on derivative value	295,300	737,800
Accretion of asset retirement obligation	66,400	66,100
(Increase) decrease in accounts receivable – affiliate	(180,000)	812,400
Increase in accrued liabilities	100	1,800
Net cash provided by operating activities	2,555,700	3,774,600

Cash flows from investing activities:
Proceeds from sale of tangible equipment	1,500	—
Net cash provided by investing activities	1,500	—

Cash flows from financing activities:
Distributions to partners	(2,457,800)	(3,471,100)
Net cash used in financing activities	(2,457,800)	(3,471,100)

Net increase in cash and cash equivalents	99,400	303,500
Cash and cash equivalents at beginning of period	229,600	—
Cash and cash equivalents at end of period	$329,000	$303,500

Supplemental Schedule of Non-cash Investing and Financing Activities:

Assets contributed by (returned to) managing general partner:
Tangible equipment	$—	$6,700
Leasehold costs	—	(2,800)
Intangible drilling costs	—	31,800
	$—	$35,700

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 25-2004(B) L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
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

The financial statements as of September 30, 2008 and for the three months and nine months ended September 30, 2008 and 2007 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-KSB for the year ended December 31, 2007. The results of operations for the three months and nine months ended September 30, 2008 may not necessarily be indicative of the results of operations for the year ended December 31, 2008.

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

Accounts Receivable and Allowance for Possible Losses

In evaluating the need for an allowance for possible losses, the Partnership's MGP performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its customers' credit information. Credit is extended on an unsecured basis to many of its energy customers. At September 30, 2008 and December 31, 2007, the Partnership's MGP’s credit evaluation indicated that the Partnership has no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and the receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables at September 30, 2008 of $811,500 and $713,500 at December 31, 2007 which are included in Accounts receivable-affiliate on the Partnership's Balance Sheets.

ATLAS AMERICA SERIES 25-2004(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2008
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

Oil and gas properties consist of the following at the dates indicated:	September 30,	December 31,
	2008	2007
Natural gas and oil properties:
Proved properties:
Leasehold interests	$920,400	$920,400
Wells and related equipment	41,188,600	41,190,100
	42,109,000	42,110,500
Accumulated depletion	(26,196,300)	(24,741,500)
	$15,912,700	$17,369,000

Recently Issued Financial Accounting Standards

In May 2008, the Financial Accounting Standards Board, ("FASB") issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Policies ("SFAS 162"), which reorganizes the GAAP hierarchy. The purpose of the new standard is to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing the U.S. GAAP financial statements. The standard is effective 60 days after the SEC's approval of the PCAOB's amendments to AU Section 411. The adoption of SFAS 162 will not have an impact on the Partnership's financial position or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS 161”), an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”). SFAS 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. SFAS 161 also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS 133 and how the hedges affect the entity’s financial position, financial performance, and cash flows. The Partnership is currently evaluating whether the adoption of SFAS 161 will have an impact on its financial position or results of operations.

ATLAS AMERICA SERIES 25-2004(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2008
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Financial Accounting Standards (Continued)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement was effective for the Partnership as of January 1, 2008. The Partnership adopted SFAS 159 at January 1, 2008, and has elected not to apply the fair value option to any of its financial instruments not already carried at fair value in accordance with other accounting standards, and therefore the adoption of SFAS 159 did not impact the Partnership’s financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. In February 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157," 157-2, (“FSP FAS 157-2”). FSP FAS 157-2, which was effective upon issuance, delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. The deferral applies to nonfinancial assets and liabilities measured at fair value in a business combination; impaired properties, plant and equipment; intangible assets and goodwill; and initial recognition of asset retirement obligations. FSP FAS 157-2 also covers interim periods within the fiscal years for items within its scope. The delay is intended to allow the FASB and its constituents the time to consider the various implementation issues associated with SFAS 157. The Partnership adopted SFAS 157 as of January 1, 2008 with respect to its commodity derivative instruments which are measured at fair value within its financial statements. See Note 5 for disclosures pertaining to the provisions of SFAS 157 with regard to the Partnership’s fair value measurements.

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under its Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Net Earnings are payable at $75 per well per month. Administrative costs incurred for the three months and nine months ended September 30, 2008 were $32,100 and $96,000, respectively. Administrative costs incurred for the three months and nine months ended September 30, 2007 were $32,200 and $96,200, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Net Earnings are payable at $313 and $301 per well per month in 2008 and 2007, respectively, for operating and maintaining the wells. Well supervision fees incurred for the three months and nine months ended September 30, 2008 were $132,600 and $395,400, respectively. Well supervision fees incurred for the three months and nine months ended September 30, 2007 were $128,000 and $382,400, respectively.

ATLAS AMERICA SERIES 25-2004(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2008
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES (Continued)

•
Transportation fees which are included in production expenses in the Partnership’s Statements of Net Earnings are generally payable at 13% of the natural gas sales price. Transportation fees incurred for the three months and nine months ended September 30, 2008 were $119,100 and $399,200, respectively. Transportation fees incurred for the three months and nine months ended September 30, 2007 were $146,900 and $453,400, respectively.

•	Assets contributed by the MGP which are included on the Partnership's Statements of Cash Flows as a non-cash investing activity for the nine months ended September 30, 2007, were $35,700.

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

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income and all other changes in equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net income, are referred to as "other comprehensive income (loss)" and, for the Partnership, include changes in the fair value of hedging contracts related to commodity derivatives. Comprehensive income (loss) for the Partnership is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net earnings	$380,100	$167,600	$919,100	$515,000
Other comprehensive income (loss):
Unrealized holding (loss) gain on hedging contracts	2,971,900	236,300	(129,600)	(1,214,300)
Less: reclassification adjustment for losses realized in net earnings	415,800	102,000	478,800	290,600
Total other comprehensive income (loss)	3,387,700	338,300	349,200	(923,700)
Comprehensive income (loss)	$3,767,800	$505,900	$1,268,300	$(408,700)

ATLAS AMERICA SERIES 25-2004(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2008
(Unaudited)

NOTE 5 - DERIVATIVE INSTRUMENTS

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

At September 30, 2008, Atlas Energy had allocated natural gas futures contracts to the Partnership related to natural gas sales covering 1,147,800 dekatherms (“Dth”) of gas, maturing through June 30, 2013, at an average settlement price of $8.29 per Dth. In addition, Atlas Energy had allocated oil futures contracts to the Partnership related to oil sales covering 8,000 barrels (“Bbls”) of oil, maturing through April 30, 2013 at an average settlement price of $97.62 per Bbl. At September 30, 2008, the Partnership reflected a net hedge liability on its Balance Sheets of $54,000. Due to the impairment of the Partnership's oil and gas properties at December 31, 2006, a net offsetting unrealized gain of $1,461,700 was reclassified into earnings from accumulated other comprehensive income. At September 30, 2008, $321,000 of the reclassification remains in accumulated other comprehensive loss. Of the $375,000 net loss in accumulated other comprehensive loss at September 30, 2008, if the fair values of the instruments remain at current market values, the Partnership will reclassify $11,900 of net loss to its Statements of Net Earnings over the next twelve month period as these contracts expire, and $363,100 of net losses in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. The Partnership realized losses of $415,800 and $102,000 for the three months ended September 30, 2008 and 2007, respectively; and $478,800 and $290,600 for the nine month periods ended September 30, 2008 and 2007, respectively in oil and gas revenues within its Statements of Net Earnings related to the settlement of qualifying hedge instruments. Ineffective hedge gains or losses are recorded within the Statements of Net Earnings while the hedge contract is open and may increase or decrease until settlement of the contract The Partnership recognized no gains or losses during the three months and nine months ended September 30, 2008 and 2007 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

As of September 30, 2008, Atlas Energy had allocated to the Partnership the following natural gas and oil volumes hedged:

Natural Gas Fixed Price Swaps

Production		Average	Fair Value
Period Ending	Volumes	Fixed Price	Asset
December 31,	(MMbtu) (1)	(per MMbtu)	(Liability) (2)

2008	78,200	$8.88	$108,200
2009	356,200	8.56	127,100
2010	266,100	8.14	(91,900)
2011	205,300	7.91	(93,600)
2012	137,900	8.13	(33,200)
2013	11,800	8.73	3,500
			$20,100

ATLAS AMERICA SERIES 25-2004(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2008
(Unaudited)

NOTE 5 - DERIVATIVE INSTRUMENTS (Continued)

Natural Gas Costless Collars

Production			Average	Fair Value
Period Ending	Option	Volumes	Floor & Cap	Asset
December 31,	Type	(MMbtu) (1)	(per MMbtu)	(Liability) (2)

2008	Puts purchased	3,100	$7.50	$600
2008	Calls sold	3,100	9.40	—
2009	Puts purchased	1,900	11.00	5,700
2009	Calls sold	1,900	15.35	—
2010	Puts purchased	24,700	7.75	—
2010	Calls sold	24,700	8.75	(4,800)
2011	Puts purchased	56,900	7.50	—
2011	Calls sold	56,900	8.45	(30,000)
2012	Puts purchased	5,700	7.00	—
2012	Calls sold	5,700	8.37	(3,700)
				$(32,200)

Crude Oil Fixed Price Swaps

Production		Average	Fair Value
Period Ending	Volumes	Fixed Price	Asset
December 31,	(Bbl)	(per Bbl)	(Liability) (3)

2008	500	$103.67	$1,100
2009	1,400	99.92	(3,400)
2010	1,100	97.31	(8,000)
2011	900	96.43	(7,600)
2012	800	96.00	(6,500)
2013	200	95.95	(1,700)
			$(26,100)

ATLAS AMERICA SERIES 25-2004(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2008
(Unaudited)

NOTE 5 - DERIVATIVE INSTRUMENTS (Continued)

Crude Oil Costless Collars

Production			Average	Fair Value
Period Ending	Option	Volumes	Floor & Cap	Asset
December 31,	Type	(Bbl)	(per Bbl)	(Liability) (3)

2008	Puts purchased	200	$85.00	$—
2008	Calls sold	200	126.44	—
2009	Puts purchased	900	85.00	—
2009	Calls sold	900	118.63	(2,000)
2010	Puts purchased	700	85.00	—
2010	Calls sold	700	112.92	(4,400)
2011	Puts purchased	600	85.00	—
2011	Calls sold	600	110.81	(4,500)
2012	Puts purchased	500	85.00	—
2012	Calls sold	500	110.06	(3,800)
2013	Puts purchased	200	85.00	—
2013	Calls sold	200	110.09	(1,100)
				$(15,800)

			Total Net Liability	$(54,000)
______________

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices.
(3)	Fair value based on forward WTI crude oil prices.

The fair value of the derivatives is included on the Partnership's Balance Sheets as follows:

	September 30,	December 31,
	2008	2007
Short-term hedge receivable due from affiliate	$261,900	$286,600
Long-term hedge receivable due from affiliate	83,000	42,900
Short-term hedge liability due to affiliate	(23,100)	(6,800)
Long-term hedge liability due to affiliate	(375,800)	(430,600)
	$(54,000)	$(107,900)

ATLAS AMERICA SERIES 25-2004(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2008
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

The Partnership uses the fair value methodology outlined in SFAS 157 to value the assets and liabilities for its outstanding derivative contracts. All of the Partnership’s derivatives contracts are defined as Level 2. The Partnership's natural gas and crude oil derivative contracts are valued based on prices quoted on the NYMEX or WTI and adjusted by the respective counterparty using various assumptions including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments. In accordance with SFAS 157, the following table represents the Partnership's fair value hierarchy for its financial instruments at September 30, 2008.

	Fair Value Measurements at September 30, 2008 Using
	Quoted prices	Significant other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)

Commodity-based derivatives	$—	$(54,000)	$—

Total	$—	$(54,000)	$—

ATLAS AMERICA SERIES 25-2004(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2008
(Unaudited)

NOTE 6 - ASSET RETIREMENT OBLIGATION

The Partnership accounts for the estimated plugging and abandonment costs for its oil and gas properties in accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143") and FASB, Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations.

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Asset retirement obligation at beginning of period	$1,518,900	$1,512,100	$1,474,700	$1,468,100
Accretion expense	22,200	22,100	66,400	66,100
Asset retirement obligation at end of period	$1,541,100	$1,534,200	$1,541,100	$1,534,200

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS (UNAUDITED)

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

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Production revenues (in thousands):
Gas	$1,065	$1,052	$3,280	$3,209
Oil	$172	$90	$341	$216
Total	$1,237	$1,142	$3,621	$3,425

Production volumes:
Gas (mcf/day) (3)	1,222	1,509	1,346	1,590
Oil (bbls/day) (3)	17	15	12	13
Total (mcfe/day) (3)	1,324	1,599	1,418	1,668

Average sales prices:
Gas (per mcf) (1) (3)	$9.47	$7.58	$8.89	$7.39
Oil (per bbl) (2) (3)	$110.70	$65.39	$101.14	$60.11

Average production costs:
As a percent of revenues	27%	31%	29%	31%
Per mcfe (3)	$2.73	$2.40	$2.67	$2.30

Depletion per mcfe	$3.75	$3.61	$3.74	$3.60
___________

(1)
The average sales price per mcf before the effects of hedging was $14.17 and $8.31 for the three months ended September 30, 2008 and 2007, respectively, and $10.15 and $8.06 for the nine months ended September 30, 2008 and 2007, respectively.

(2)	The average sales price per bbl before the effects of hedging was $119.18 and $105.16 for the three months and nine months ended September 30, 2008, respectively. There was no oil hedging in 2007.
(3)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Natural Gas Revenues.  Our natural gas revenues were $1,065,400 and $1,052,400 for the three months ended September 30, 2008 and 2007, respectively, an increase of $13,000 (1%). This increase was due to an increase in the average sales price we received for our natural gas to $9.47 for the three months ended September 30, 2008 as compared to $7.58 for the three months ended September 30, 2007, an increase of $1.89 per mcf (25%), partially offset by a decrease in the production volumes to 1,222 mcf per day for the three months ended September 30, 2008 from 1,509 mcf per day for the three months ended September 30, 2007, a decrease of 287 mcf per day (19%). The $13,000 increase in natural gas revenues for the three months ended September 30, 2008 as compared to the prior year similar period was attributable to a $212,900 increase in natural gas sales prices, partially offset by a $199,900 decrease in production volumes. The overall decrease in natural gas production volumes for the three months ended September 30, 2008 resulted primarily from the normal decline inherent in the life of a well.

Our natural gas revenues were $3,280,400 and $3,209,000 for the nine months ended September 30, 2008 and 2007, respectively, an increase of $71,400 (2%). This increase was due to an increase in the average sales price we received for our natural gas to $8.89 for the nine months ended September 30, 2008 as compared to $7.39 for the nine months ended September 30, 2007, an increase of $1.50 per mcf (20%), partially offset by a decrease in production volumes to 1,346 mcf per day for the nine months ended September 30, 2008 from 1,590 mcf per day for the nine months ended September 30, 2007, a decrease of 244 mcf per day (15%).  The $71,400 increase in natural gas revenues for the nine months ended September 30, 2008 as compared to the prior year similar period was attributable to a $554,000 increase in natural gas sales prices, partially offset by a $482,600 decrease in production volumes. The overall decrease in natural gas production volumes for the nine months ended September 30, 2008 resulted primarily from the normal decline inherent in the life of a well.

Oil Revenues.  We drill wells primarily to produce natural gas, rather than oil, but some wells have oil production. Our oil revenues were $171,600 and $89,500 for the three months ended September 30, 2008 and 2007, respectively, an increase of $82,100 (92%). This increase was due to an increase in the average sales price we received for our oil to $110.70 for the three months ended September 30, 2008 as compared to $65.39 for the three months ended September 30, 2007, an increase of $45.31 per bbl (69%) and an increase in production volumes to 17 bbls per day for the three months ended September 30, 2008 from 15 bbls per day for the three months ended September 30, 2007, an increase of 2 bbls per day (13%). The $82,100 increase in oil revenues for the three months ended September 30, 2008 as compared to the prior year similar period was attributable to a $70,200 increase in oil prices and a $11,900 increase in production volumes.

Our oil revenues were $340,800 and $216,000 for the nine months ended September 30, 2008 and 2007, respectively, an increase of $124,800 (58%). This increase was due to an increase in the average sales price we received for our oil to $101.14 for the nine months ended September 30, 2008 as compared to $60.11 for the nine months ended September 30, 2007, an increase of $41.03 per bbl (68%), partially offset by a decrease in production volumes to 12 bbls per day for the nine months ended September 30, 2008 from 13 bbls per day for the nine months ended September 30, 2007, a decrease of 1 bbl per day (8%). The $124,800 increase in oil revenues for the nine months ended September 30, 2008 as compared to the prior year similar period was attributable to a $138,200 increase in oil prices, partially offset by a $13,400 decrease in production volumes.

Expenses.  Production expenses were $332,700 and $353,300 for the three months ended September 30, 2008 and 2007, respectively, a decrease of $20,600 (6%). Production expenses were $1,039,500 and $1,047,500 for the nine months ended September 30, 2008 and 2007, respectively, a decrease of $8,000 (1%). These decreases were primarily attributable to lower variable and transportation expenses as compared to the prior year similar period.

Depletion of oil and gas properties as a percentage of oil and gas revenues were 37% and 47% for the three months ended September 30, 2008 and 2007, respectively; and 40% and 48% for the nine months ended September 30, 2008 and 2007, respectively. These percentage changes are directly attributable to revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of our oil and gas properties.

General and administrative expenses for the three months ended September 30, 2008 and 2007 were $44,900 and $67,500, respectively, a decrease of $22,600 (33%). For the nine months ended September 30, 2008 and 2007 these expenses were $141,400 and $154,900, respectively, a decrease of $13,500 (9%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP. These decreases were primarily due to lower third-party costs as compared to the prior year similar period.

Liquidity and Capital Resources

Cash provided by operating activities decreased $1,218,900 in the nine months ended September 30, 2008 to $2,555,700 as compared to $3,774,600 for the nine months ended September 30, 2007. This decrease was primarily due to a decrease in net non-cash loss on derivative values of $442,500 and the change in the accounts receivable-affiliate decreased operating cash flows by $992,400, offset by an increase in the net earnings before depletion and accretion of $217,700 in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Cash provided by investing activities were $1,500 for the nine months ended September 30, 2008, from the sale of tangible equipment.

Cash used in financing activities decreased $1,013,300 during the nine months ended September 30, 2008 to $2,457,800 from $3,471,100 for the nine months ended September 30, 2007. This decrease was due to lower distributions to partners.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. On an on-going basis, we evaluate our estimates, including those related to asset retirement obligations, depletion and certain accrued receivables and liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement, or SFAS 157. SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. In February 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157," 157-2, or FSP FAS 157-2. FSP FAS 157-2, which was effective upon issuance, delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. The deferral applies to nonfinancial assets and liabilities measured at fair value in a business combination; impaired properties, plant and equipment; intangible assets and goodwill; and initial recognition of asset retirement obligations. FSP FAS 157-2 also covers interim periods within the fiscal years for items within its scope. The delay is intended to allow the FASB and its constituents the time to consider the various implementation issues associated with SFAS 157. We adopted SFAS 157 as of January 1, 2008 with respect to our commodity derivative instruments which are measured at fair value within our financial statements. See Note 5 for disclosures pertaining to the provisions of SFAS 157 with regard to our fair value measurements.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our MGP’s management, including our MGP’s Chief Executive Officer and Chief Financial Officer, our MGP has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective at the reasonable assurance level, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our MGP’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Managing General Partner is not aware of any legal proceedings filed against the Partnership.

Affiliates of the MGP and their subsidiaries are party to various routine legal proceedings arising in the ordinary course of their collective business. The MGP management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the MGP's financial condition or results of operations.

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

Atlas America Series 25-2004 (B) L.P.

Atlas Resources, LLC, Managing General Partner

Date: November 13, 2008	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 13, 2008	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: November 13, 2008	By:/s/ Matthew A. Jones
Matthew A. Jones, Chief Financial Officer

Date: November 13, 2008	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Accounting Officer