Form 10-K
period 2008-12-31
ATLAS AMERICA SERIES 25-2004 B LP
filed 2009-03-30
CIK 1294208

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-51271

ATLAS AMERICA SERIES 25-2004 (B) L.P.
(Exact name of registrant as specified in its charter)
Delaware	34-1980376
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No)

Westpointe Corporate Center One
1550 Coraopolis Heights Road, 2nd Floor
Moon Township, PA	15108
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (412) 262-2830

Securities registered under Section 12(b) of the Exchange Act.

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12 (g) of the Exchange Act: Investor General Partner Units and Limited Partner Units
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days, Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

DOCUMENTS INCORPORATED BY REFERENCE: None

ATLAS AMERICA SERIES 25-2004 (B) L.P.
(A DELAWARE LIMITED PARTNERSHIP)
INDEX TO ANNUAL REPORT
ON FORM 10-K

PART I		PAGE

Item 1:	Description of Business	3-5

Item 2:	Description of Properties	5-9

Item 3:	Legal Proceedings	9

Item 4:	Submission of Matters to a Vote of Security Holders	9

PART II

Item 5:	Market for Registrant’s Common Equity and Related Security Holder Matters	9-10

Item 7:	Management’s Discussion and Analysis of Financial Condition or Plan of Operations	10-18

Item 8:	Financial Statements	19-37

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	37

Item 9A:	Controls and Procedures	37-38

Item 9B:	Other Information	38

PART III

Item 10:	Directors, Executive Officers and Corporate Governance	38-41

Item 11:	Executive Compensation	41

Item 12:	Security Ownership of Certain Beneficial Owners and Management	41

Item 13:	Certain Relationships and Related Transactions, and Director Independence	41-42

Item 14:	Principal Accountant Fees and Services	42

PART IV

Item 15:	Exhibits	42

SIGNATURES		43

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General.  We were formed as a Delaware limited partnership on January 21, 2004, with Atlas Resources, Inc. as our Managing General Partner, or MGP.  We drilled and currently operate wells located in Pennsylvania, West Virginia and Tennessee. We have no employees and rely on our MGP for management, which in turn, relies on its parent company, Atlas Energy Resources, LLC (NYSE:ATN), or Atlas Energy, for administrative services. See Item 10 “Directors, Executive Officers and Corporate Governance.”

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

Atlas Resources Inc. Merged into Atlas Resources, LLC.  In March 2006, Atlas Resources, Inc., our MGP was merged into a newly-formed limited liability company, Atlas Resources, LLC, which became an indirect subsidiary of Atlas Energy, a newly-formed subsidiary of Atlas America, Inc., or Atlas America.  Atlas Resources, LLC serves as our MGP.

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

Our ongoing operating and maintenance costs have been and are expected to be fulfilled through revenues from the sale of our natural gas and oil production.  We pay our MGP a monthly well supervision fee of $313 subject to inflationary adjustments per well, as outlined in our drilling and operating agreement.  This well supervision fee covers all normal and regularly recurring operating expenses for the production, delivery and sale of natural gas and, to a lesser extent, oil such as:

•	well tending, routine maintenance and adjustment;
•	reading meters, recording production, pumping, maintaining appropriate books and records; and
•	preparing reports to us and to government agencies.

The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials and brine disposal.  If these expenses are incurred, we will pay at cost for third-party services and materials and a reasonable charge for services performed directly by our MGP or its affiliates.  Also, beginning one year after each of our wells has been placed into production our MGP, as operator, may retain $200 per month per well to cover the estimated future plugging and abandonment costs of the well.  As of December 31, 2008, our MGP had not withheld any funds for this purpose.

Markets and Competition.  The availability of a ready market for natural gas and oil produced by us, and the price obtained, depends on numerous factors beyond our control, including the extent of domestic production, imports of foreign natural gas and oil, political instability or terrorist acts in oil and gas producing countries and regions, market demand, competition from other energy sources, the effect of federal regulation on the sale of natural gas and oil in interstate commerce, other governmental regulation of the production and transportation of natural gas and oil and the proximity, availability and capacity of pipelines and other required facilities.  Our MGP is responsible for selling our natural gas production. Our natural gas is sold as discussed in Item 2 “Description of Properties.” During 2008 and 2007, we experienced no problems in selling our natural gas and oil. Product availability and price are the principal means of competition in selling natural gas and oil production.

While it is impossible to accurately determine our comparative position in the industry, we do not consider our operations to be a significant factor in the industry.  See Item 2 “Description of Properties” regarding the marketing of our natural gas and oil.

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

Where can you find more information.  We will file Form 10-K Annual Report and Form 10-Q Quarterly Reports as well as other non-recurring special purpose reports with the Securities and Exchange Commission.  A complete list of our filings is available on the Securities and Exchange Commission’s website at www.sec.gov. Any of our filings are also available at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The Public Reference Room may be contacted at 1-800- SEC-0330 for further information.

Additionally, our MGP will provide copies of any of these reports to you without charge.  Such requests should be made to:
Atlas America Series 25-2004 (B) L.P.
Westpointe Corporate Center One
1550 Coraopolis Heights Road, 2nd Floor
Moon Township, PA  15108

ITEM 2.  DESCRIPTION OF PROPERTIES

Drilling Activity.  For the years ended December 31, 2008 and 2007, we did not drill any wells nor do we expect to do so in future years.

Summary of Producing Wells. The table below shows the number of our producing gross and net wells at December 31, 2008, in which we have a working interest, all wells are located in the Appalachian Basin.

	Number of Producing Wells
	Gross	Net
Gas	165.00	141.05
Oil	6.00	6.00
Total	171.00	147.05

Production.  The following table shows the quantities of natural gas and oil we produced (net to our interest), our average sales price, and our average production (lifting) cost per equivalent unit of production for the period indicated.

					Average
Year					Production Cost
Ended	Production		Average Sales Price		(Lifting Cost)
December 31,	Oil (bbls) (1)	Gas (mcf) (1)	per bbl (1)	per mcf (1)	per mcfe (1) (2)
2008	3,900	462,200	$100.66	$8.90	$2.75
2007	4,400	550,600	$63.07	$7.49	$2.36
_____________

(1)	“Mcf” means one thousand cubic feet of natural gas. “Mcfe” means a thousand cubic feet equivalent. Oil production is converted to mcfe at the rate of six mcf per barrel (“bbl”).
(2)	Lifting costs include labor to operate the wells and related equipment, repairs and maintenance, materials and supplies, property taxes, insurance and gathering charges.

Natural Gas and Oil Reserve Information.  The following tables summarize information regarding our estimated proved natural gas and oil reserves as of the dates indicated. All of our reserves are located in the United States of America.  Our estimates relating to our proved natural gas and oil reserves and our future net revenues from natural gas and oil reserves are based on reports which are reviewed by our independent third-party consultant as discussed below.  In accordance with SEC guidelines, we provide the PV-10 estimate of future net cash flows from proved reserves discounted using an annual discount rate of 10%. The estimated future net cash flows from proved reserves are calculated using natural gas and oil sales prices in effect as of the dates of the estimates which are held constant throughout the life of the properties. We based our estimates of proved reserves on the following year-end weighted average prices:

	December 31,
	2008	2007
Natural gas (per mcf)	$6.49	$7.59
Oil (per bbl)	38.08	90.18

Reserve estimates are imprecise and may change as additional information becomes available.  Furthermore, estimates of natural gas and oil reserves are projections based on engineering data.  There are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production.  Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment.  Reserve reports of other engineers might differ from the reports of Wright & Company, our independent consultants.  The results of drilling, testing and production of a well subsequent to the date of the reserve estimate for the well may justify revising the estimate of the well’s reserves in the future.  Also, future prices we receive from the sale of natural gas and oil may be different from those estimated by Wright & Company in preparing the reserve reports.  The amounts and timing of future operating costs also may differ from those we estimated.  In addition, you should not construe the estimated PV-10 values as representative of the fair market value of our proved natural gas and oil properties. PV-10 values are based on projected cash inflows, which do not provide for changes in natural gas and oil prices or for escalation of expenses.  The meaningfulness of these estimates depends on the accuracy of the assumptions on which they were based. The upward revision of oil and gas reserves reflected production results that occurred during 2008 and used historical field level and decline curves for the year ended December 31, 2008. The production results that occurred during 2008 outperformed historical production forecasts resulting in an upward revision of oil and gas reserves.

We evaluate natural gas reserves at constant temperature and pressure.  A change in either of these factors can affect the measurement of natural gas reserves.  We deducted when applicable, operating costs, development costs and production-related and ad valorem taxes in arriving at the estimated future cash flows.  We made no provision for income taxes and based the estimates on operating methods and conditions prevailing as of the dates indicated.  We cannot assure you that these estimates are accurate predictions of future net cash flows from our natural gas and oil reserves or their present value. For additional information concerning our natural gas and oil reserves and estimates of future net revenues, see Note 9 of the “Notes to Financial Statements” in Item 8 “Financial Statements.”

	At December 31,
	2008	2007

Natural gas reserves – Proved Reserves (Mcf) (1)(4):
Proved developed reserves (2)	3,609,500	3,455,100
Total proved reserves of natural gas	3,609,500	3,455,100

Oil reserves – Proved Reserves (Bbl) (1)(4):
Proved developed reserves (2)	10,300	13,700
Total proved reserves of oil	10,300	13,700
Total proved reserves (Mcfe)	3,671,500	3,537,300

PV-10 estimate of cash flows of proved reserves (3)(4):
Proved developed reserves	$7,095,100	$8,785,700
Total PV-10 estimate	$7,095,100	$8,785,700
PV-10 estimate per limited partner unit (5)	$3,645	$4,513
Undiscounted estimate per limited partner unit (5)	$6,227	$7,429
_____________

(1)
“Proved reserves” generally means the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.  Reservoirs are considered proved if economic production is supported by either actual production or conclusive formation test.  The area of a reservoir considered proved includes:  that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any, and the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data.

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
(5)
This value per $25,000 unit is determined by following the methodology used for determining our proved reserves using the data discussed above.  However, this value does not necessarily reflect the fair market value of a unit, and each unit is illiquid.  Also, the value of a unit for purposes of presentment of the unit to our MGP for purchase is different because it is calculated under a formula set forth in the partnership agreement.

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

Acreage.  The table below shows, by state, the estimated acres of developed oil and gas acreage in which we had an interest at December 31, 2008. There was no undeveloped acreage at December 31, 2008.

	Developed Acreage
Location	Gross (1)	Net (2)
Pennsylvania	2,762.35	2,490.28
West Virginia	400.00	248.00
Tennessee	240.00	240.00
Total	3,402.35	2,978.28
_____________

(1)	A “gross” acre is an acre in which we own a working interest.
(2)	A “net” acre equals the actual working interest we own in one gross acre divided by one hundred. For example, a 50% working interest in an acre is one gross acre, but a 0.5 net acre.

Delivery Commitments.  Atlas Energy markets our natural gas which is principally located in the Fayette County, PA area, primarily to UGI Energy Services, Inc., Conoco Phillips Company, Colonial Energy, Inc. and to third-party natural gas purchasers or marketers.

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

Pricing for natural gas and oil has been volatile and uncertain for many years. The agreements with UGI Energy Services, Inc., Colonial Energy, Inc. and the other third-party gas purchasers or marketers also permit Atlas Energy and its affiliates to implement gas forward sales transactions through those companies. UGI Energy Services, Inc., Colonial Energy, Inc. and the other third-party purchasers or marketers also use NYMEX based financial instruments to hedge their pricing exposure and make price-hedging opportunities available to Atlas Energy, which then makes those arrangements available to us and its other partnerships. The price paid by UGI Energy Services, Inc., Colonial Energy, Inc. and any other third-party purchasers for certain volumes of natural gas sold under these hedge agreements may be significantly different from the underlying monthly spot market price.  Also, Atlas Energy's hedges may include purchases of regulated NYMEX futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. The futures contracts employed by Atlas Energy are commitments to purchase or sell natural gas at future dates and generally cover one-month periods for up to six years in the future. The overall portion of our natural gas and oil portfolio that is hedged changes from time to time.

To assure that all financial instruments will be used solely for hedging price risks, and not for speculative purposes, Atlas Energy has established a committee to assure that all financial trading is done in compliance with Atlas Energy’s hedging policies and procedures. Atlas Energy does not intend to contract for positions that it cannot offset with actual production.

We are not required to provide any fixed and determinable quantities of gas under any agreement other than with UGI Energy Services, Inc., Colonial Energy, Inc. and the other third-party gas purchasers or marketers.

ITEM 3.  LEGAL PROCEEDINGS

The MGP is not aware of any legal proceedings filed against us.

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

Holders.  As of December 31, 2008, we had 645 unit holders.

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

During the years ended December 31, 2008 and 2007, we distributed the following:

•	$2,194,600 and $2,813,800 to our limited partners; and
•	$1,182,600 and $1,515,100 to our managing general partner, respectively.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

This Item 7 “Management’s Discussion and Analysis of Financial Condition or Plan of Operations” should be read in conjunction with Item 8 “Financial Statements” and the “Notes to Financial statements”.

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

Public Offering of Atlas Energy.  In December 2006, Atlas America contributed substantially all of its natural gas and oil assets and its investment partnership management business to Atlas Energy Resources, LLC.  Concurrent with this transaction, Atlas Energy issued 7,273,750 common units, representing a 19.4% ownership interest at that moment, in an initial public offering at a price of $21.00 per unit. The net proceeds of approximately $139.9 million, after underwriting discounts and commissions, were distributed to Atlas America.

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

Results of Operations. The following table sets forth information relating to our daily production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Years Ended December 31,
	2008	2007
Production revenues (in thousands):
Gas	$4,113	$4,126
Oil	$392	$276
Total	$4,505	$4,402
Production volumes:
Gas (mcf/day) (1)	1,263	1,509
Oil (bbls/day) (1)	11	12
Total (mcfe/day) (1)	1,329	1,581
Average sales price:
Gas (per mcf) (1) (2)	$8.90	$7.49
Oil (per bbl) (1) (3)	$100.66	$63.07
Average production costs:
As a percent of revenues	30%	31%
Per mcfe (1)	$2.75	$2.36
Depletion per mcfe	$3.70	$3.64
____________

(1)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.
(2)	The average sales price per mcf before the effects of hedging was $9.99 and $7.81 for the years ended December 31, 2008 and 2007, respectively.
(3)	The average sales price per bbl before the effects of hedging was $104.01 for the year ended December 31, 2008. There was no hedging for oil in 2007.

Natural Gas Revenues.  Our natural gas revenues were $4,112,800 and $4,126,200 for the years ended December 31, 2008 and 2007, respectively, a decrease of $13,400 (0.3%). This decrease was due to a decrease in production volumes to 1,263 mcf per day for the year ended December 31, 2008 from 1,509 mcf per day for the year ended December 31, 2007, a decrease of 246 mcf per day (16%), partially offset by an increase in the average sales price we received for our natural gas to $8.90 per mcf for the year ended December 31, 2008 from $7.49 per mcf for the year ended December 31, 2007, an increase of $1.41 per mcf (19%). The $13,400 decrease in our natural gas revenues for the year ended December 31, 2008, as compared to the prior year similar period, was attributable to a $662,200 decrease due to lower production volumes, partially offset by a $648,800 increase due to higher natural gas sales prices, which are driven by market conditions. The overall decrease in natural gas production volumes resulted primarily from the normal decline inherent in the life of a well.

The price we receive for our natural gas is primarily a result of the index-driven agreements with UGI Energy Services, Inc., Colonial Energy, Inc. and our other natural gas purchasers. See Item 2 “Description of Properties.” Thus, the price we receive for our natural gas may vary significantly each month as the underlying index changes in response to market conditions.

Oil Revenues. We drill wells primarily to produce natural gas, rather than oil, but some wells have oil production.  Our oil revenues were $392,000 and $275,900 for the years ended December 31, 2008 and 2007, respectively, an increase of $116,100 (42%).  This increase was due to an increase in the average sales price we received for our oil to $100.66 for the year ended December 31, 2008 as compared to $63.07 for the year ended December 31, 2007, an increase of $37.59 per bbl (60%), partially offset by a decrease in the production volumes to 11 bbls per day for the year ended December 31, 2008 from 12 bbls per day for the year ended December 31, 2007, a decrease of 1 bbl per day (8%). The $116,100 increase in oil revenue for the year ended December 31, 2008 as compared to the prior year similar period was attributable to a $146,400 increase due to higher oil prices, partially offset by a $30,300 decrease due to lower production volumes.

Expenses.  Production expenses were $1,335,100 and $1,362,600 for the years ended December 31, 2008 and 2007, respectively, a decrease of $27,500 (2%).  This decrease was primarily due to lower transportation fees and other variable expenses for the year ended December 31, 2008 as compared to the prior year similar period.

Depletion of oil and gas properties as a percentage of oil and gas revenues was 40% for the year ended December 31, 2008 as compared to 48% for the year ended December 31, 2007. This percentage change is directly attributable to revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of our oil and gas properties.

Impairment of oil and gas properties for the year ended December 31, 2008 was $2,550,300. There was no impairment of oil and gas properties for the year ended December 31, 2007. Annually, we compare the carrying value of our proved developed oil and gas producing properties to their estimated fair market value. To the extent our carrying value exceeds the estimated fair market value, an impairment charge is recognized. As a result of this assessment, an impairment charge was recognized for the year ended December 31, 2008. This charge is on reserve quantities, future market values and our carrying value. We can not provide any assurance that similar charges may or may not be taken in future periods.

General and Administrative expenses were $187,200 and $211,100 for the years ended December 31, 2008 and 2007, respectively, a decrease of $23,900 (11%).  These expenses include third-party costs for services, as well as the monthly administrative fee charged by our MGP.  This decrease was primarily due to lower third-party costs as compared to the prior year similar period.

Liquidity and Capital Resources.  Cash provided by operating activities decreased $1,147,300 to $3,411,200 for the year ended December 31, 2008 from $4,558,500 for the year ended December 31, 2007. This decrease was primarily due to the change in the accounts receivable-affiliate decreasing operating cash flows by $810,300 and a decrease in net non-cash loss on derivative values of $698,300, partially offset by an increase in the net earnings before depletion, impairment and accretion of $368,300 for the year ended December 31, 2008 as compared to the prior year similar period.

Cash provided by investing activities was $1,500 for the year ended December 31, 2008, which was from the sale of tangible equipment. There was no investing activity for the year ended December 31, 2007.

Cash used in financing activities decreased $951,700 to $3,377,200 for the year ended December 31, 2008 from $4,328,900 for the year ended December 31, 2007. This decrease was due to lower distributions to partners.

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

For a detailed discussion on the application of policies critical to our business operations and other accounting policies, see Note 2 of the “Notes to Financial Statements” in Item 8 “Financial Statements.”

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

Accounts Receivable and Allowance for Possible Losses. The MGP engages in credit extension, monitoring, and collection. In evaluating our allowance for possible losses, the MGP performs ongoing credit evaluations of our customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by our review of our customer’s credit information. The MGP extends credit on an unsecured basis to many of our energy customers. At December 31, 2008 and 2007 our credit evaluation indicated that the MGP has no need for an allowance for possible losses for our oil and gas receivables.

Impairment of Oil and Gas Properties.  We review our producing oil and gas properties for impairment on an annual basis and whenever events and circumstances indicate a decline in the recoverability of their carrying values.  We estimate the expected future cash flows from our oil and gas properties and compare such future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable.  If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and gas properties to their fair value in the current period.  The factors used to determine fair value include, but are not limited to, estimates of reserves, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. Because of the complexities associated with oil and gas reserve estimates and the history of price volatility in the oil and gas markets, events may arise that will require us to record an impairment of our oil and gas properties.  During 2008, we recognized an impairment charge of $2,550,300, net of an offsetting gain in other comprehensive income of $214,200. There was no impairment charge for the year ended December 31, 2007.

Derivative Instruments.  Atlas Energy on our behalf from time to time enters into natural gas future option and collar contracts to hedge exposure to changes in natural gas prices. At any point in time, such contracts may include regulated NYMEX futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas. Oil contracts are based on a West Texas Intermediate or WTI index. These contracts have qualified and been designated as cash flow hedges and recorded at their fair values.

We apply the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133. SFAS 133 requires each derivative instrument to be recorded in the balance sheet as either an asset or liability measured at fair value. Changes in a derivative instrument’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. See Note 7 on our financial statements.

At December 31, 2008, Atlas Energy had allocated open natural gas futures contracts to us related to natural gas sales covering 857,000 dekatherms (“Dth”) of gas, maturing through December 31, 2013 at an average settlement price of $8.22 per Dth. In addition, Atlas Energy had allocated oil futures contracts to us related to oil sales covering 1,600 barrels (“Bbls”) of oil, maturing through April 30, 2013 at an average settlement price of $98.31 per Bbl. At December 31, 2008, we reflected a net hedge asset on our Balance Sheets of $1,206,000. Due to the impairment of our oil and gas properties at December 31, 2008 a net offsetting unrealized gain of $214,200 was reclassified into earnings from accumulated other comprehensive income. In addition, $255,000 of unrealized gains reclassified from prior periods remains in accumulated other comprehensive income. Of the $736,800 net gain in accumulated other comprehensive income at December 31, 2008, if the fair values of the instruments remain at current market values, we will reclassify $379,600 of net gains to our Statements of Operations over the next twelve month period as these contracts expire, and $357,200 of net gains in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. We realized losses of $516,800 and $171,500 for the years ended December 31, 2008 and 2007, respectively in our oil and gas revenues within the Statements of Operations related to the settlement of qualifying hedge instruments. Ineffective hedge gains or losses are recorded within the Statements of Operations while the hedge contract is open and may increase or decrease until settlement of the contract. We recognized no gains or losses during the years ended December 31, 2008 and 2007 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

As of December 31, 2008, Atlas Energy had allocated to us the following natural gas and oil volumes hedged:

Natural Gas Fixed Price Swaps

Production		Average
Period Ending	Volumes	Fixed Price	Fair Value
December 31,	(MMbtu) (1)	(per MMbtu)	Asset (2)

2009	294,600	$8.55	$720,700
2010	203,700	8.11	197,400
2011	144,400	7.84	74,700
2012	106,700	8.05	83,900
2013	11,600	8.73	16,200

			$1,092,900

Natural Gas Costless Collars

Production			Average
Period Ending	Option	Volumes	Floor & Cap	Fair Value
December 31,	Type	(MMbtu) (1)	(per MMbtu)	Asset (2)

2009	Puts purchased	1,800	$11.00	$9,100
2009	Calls sold	1,800	15.35	—
2010	Puts purchased	26,000	7.84	25,800
2010	Calls sold	26,000	9.01	—
2011	Puts purchased	58,000	7.48	28,700
2011	Calls sold	58,000	8.44	—
2012	Puts purchased	7,900	7.00	1,700
2012	Calls sold	7,900	8.32	—
2013	Puts purchased	2,300	7.00	600
2013	Calls sold	2,300	8.25	—
				$65,900

Crude Oil Fixed Price Swaps

Production		Average
Period Ending	Volumes	Fixed Price	Fair Value
December 31,	(Bbl)	(per Bbl)	Asset (3)

2009	300	$100.14	$13,800
2010	200	97.40	8,000
2011	200	96.44	5,700
2012	200	96.00	3,900
2013	100	96.06	1,100

			$32,500

Crude Oil Costless Collars

Production			Average
Period Ending	Option	Volumes	Floor & Cap	Fair Value
December 31,	Type	(Bbl)	(per Bbl)	Asset (3)

2009	Puts purchased	200	$85.00	$5,900
2009	Calls sold	200	118.63	—
2010	Puts purchased	100	85.00	3,700
2010	Calls sold	100	112.92	—
2011	Puts purchased	100	85.00	2,700
2011	Calls sold	100	110.81	—
2012	Puts purchased	100	85.00	1,900
2012	Calls sold	100	110.06	—
2013	Puts purchased	100	85.00	500
2013	Calls sold	100	110.09	—
				$14,700

			Total Net Asset	$1,206,000
____________

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices.
(3)	Fair value based on forward WTI crude oil prices.

The fair value of the derivatives is included on our Balance Sheets as follows:

	December 31,
	2008	2007
Short-term hedge receivable due from affiliate	$821,800	$286,600
Long-term hedge receivable due from affiliate	521,400	42,900
Short-term hedge liability due to affiliate	(72,200)	(6,800)
Long-term hedge liability due to affiliate	(65,000)	(430,600)
	$1,206,000	$(107,900)
___________

We have adopted the provisions of SFAS 157 at January 1, 2008. SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157’s hierarchy defines three levels of inputs that may be used to measure fair value:

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

We use the fair value methodology outlined in SFAS 157 to value the assets and liabilities for our outstanding derivative contracts. All of our derivatives contracts are defined as Level 2. Our natural gas and crude oil derivative contracts are valued based on prices quoted on the NYMEX or WTI and adjusted by the respective counterparty using various assumptions including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments. In accordance with SFAS 157, the following table represents our fair value hierarchy for our financial instruments at December 31, 2008.

	Fair Value Measurements at December 31, 2008 Using
	Quoted prices	Significant other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)

Commodity-based derivatives	$—	$1,206,000	$—

Total	$—	$1,206,000	$—

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

Asset Retirement Obligations.  On an annual basis, we estimate the costs of future dismantlement, restoration, reclamation and abandonment of our natural gas and oil-producing properties. We also estimate the salvage value of our equipment that we can recover upon abandonment. We comply with SFAS 143, Accounting for Asset Retirement Obligations as discussed in Note 8 to our financial statements. As of December 31, 2008 and 2007, our estimate of salvage values was greater than, or equal to, our estimate of the costs of future dismantlement, restoration, reclamation and abandonment. A decrease in salvage values or an increase in dismantlement, restoration, reclamation and abandonment costs from those we have estimated, or changes in our estimates or cost, would reduce our net earnings.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS 161, an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133. SFAS 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. SFAS 161 also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS 133 and how the hedges affect the entity’s financial position, financial performance, and cash flows. We will apply the requirements of SFAS No. 161 on its adoption on January 1, 2009. We do not expect it to have an impact on our financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. By electing the fair value option in conjunction with a derivative, an entity can achieve an accounting result similar to a fair value hedge without having to comply with complex hedge accounting rules. The statement was effective for us as of January 1, 2008. We adopted SFAS No. 159 at January 1, 2008, and have elected not to apply the fair value option to any of our financial instruments not already carried at fair value in accordance with other accounting standards, and therefore the adoption of SFAS No. 159 did not impact our financial statements for the year ended December 31, 2008.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement , or SFAS No. 157. SFAS No. 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, or FSP FAS 157-2. FSP FAS 157-2, which was effective upon issuance, delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. On January 1, 2009, we will adopt SFAS No. 157 for nonfinancial assets and liabilities that are not measured at fair value on a recurring basis. Our nonfinancial assets and liabilities will be limited to the initial recognition of asset retirement obligations. FSP FAS 157-2 also covers interim periods within the fiscal years for items within its scope. The delay is intended to allow the FASB and its constituents the time to consider the various implementation issues associated with SFAS No. 157. We adopted SFAS No. 157 as of January 1, 2008 with respect to our derivative instruments which are measured at fair value within our financial statements. See Note 7 for disclosures pertaining to the provisions of SFAS No. 157 with regard to our fair value measurements.

ITEM 8.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Atlas America Series #25-2004 (B) L.P.

We have audited the accompanying balance sheets of Atlas America Series #25-2004 (B) L.P. (a Delaware Limited Partnership) as of December 31, 2008 and 2007, and the related statements of operations, comprehensive income (loss), changes in partners’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlas America Series #25-2004 (B) L.P. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Cleveland, Ohio
March 30, 2009

ATLAS AMERICA SERIES 25-2004 (B) L.P.
BALANCE SHEETS
DECEMBER 31,

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$265,100	$229,600
Accounts receivable-affiliate	905,700	974,500
Short-term hedge receivable due from affiliate	821,800	286,600
Total current assets	1,992,600	1,490,700

Oil and gas properties, net	12,761,600	17,369,000
Long-term hedge receivable due from affiliate	521,400	42,900
	$15,275,600	$18,902,600

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$22,200	$23,600
Short-term hedge liability due to affiliate	72,200	6,800
Total current liabilities	94,400	30,400

Asset retirement obligation	1,516,200	1,474,700
Long-term hedge liability due to affiliate	65,000	430,600

Partners’ capital:
Managing general partner	4,072,800	5,127,400
Limited partners (1,265.38 units)	8,790,400	12,563,700
Accumulated other comprehensive income (loss)	736,800	(724,200)
Total partners' capital	13,600,000	16,966,900
	$15,275,600	$18,902,600

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 25-2004 (B) L.P.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
REVENUES
Natural gas and oil	$4,504,800	$4,402,100
Total revenues	4,504,800	4,402,100

COST AND EXPENSES
Production	1,335,100	1,362,600
Depletion	1,794,400	2,098,000
Impairment of oil and gas properties	2,550,300	—
Accretion of asset retirement obligation	88,500	88,100
General and administrative	187,200	211,100
Total expenses	5,955,500	3,759,800
Net (loss) earnings	$(1,450,700)	$642,300

Allocation of net earnings (loss):
Managing general partner	$128,000	$569,000
Limited partners	$(1,578,700)	$73,300
Net (loss) earnings per limited partnership unit	$(1,248)	$58

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 25-2004 (B) L.P.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

Net (loss) earnings	$(1,450,700)	$642,300
Other comprehensive income (loss):
Unrealized holding gain (loss) on hedging contracts	944,200	(1,306,100)
Less: reclassification adjustment for losses
realized in net earnings	516,800	171,500
Total other comprehensive income (loss)	1,461,000	(1,134,600)
Comprehensive income (loss)	$10,300	$(492,300)

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 25-2004 (B) L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
YEARS ENDED DECEMBER 31, 2008 AND 2007

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	(Loss) Income	Total

Balance at December 31, 2006	$6,037,800	$15,304,200	$410,400	$21,752,400

Participation in revenue and expenses
Net production revenues	1,063,800	1,975,700	—	3,039,500
Depletion	(390,100)	(1,707,900)	—	(2,098,000)
Accretion of asset retirement obligation	(30,800)	(57,300)	—	(88,100)
General and administrative	(73,900)	(137,200)	—	(211,100)
Net earnings	569,000	73,300	—	642,300

MGP asset contribution	35,700	—	—	35,700

Other comprehensive loss	—	—	(1,134,600)	(1,134,600)

Distributions to partners	(1,515,100)	(2,813,800)	—	(4,328,900)

Balance at December 31, 2007	$5,127,400	$12,563,700	$(724,200)	$16,966,900

Participation in revenue and expenses
Net production revenues	1,109,400	2,060,300	—	3,169,700
Depletion	(365,500)	(1,428,900)	—	(1,794,400)
Impairment of oil and gas properties	(519,400)	(2,030,900)	—	(2,550,300)
Accretion of asset retirement obligation	(31,000)	(57,500)	—	(88,500)
General and administrative	(65,500)	(121,700)	—	(187,200)
Net earnings (loss)	128,000	(1,578,700)	—	(1,450,700)

Other comprehensive income	—	—	1,461,000	1,461,000

Distributions to partners	(1,182,600)	(2,194,600)	—	(3,377,200)

Balance at December 31, 2008	$4,072,800	$8,790,400	$736,800	$13,600,000

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 25-2004 (B) L.P.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Cash flows from operating activities:
Net (loss) earnings	$(1,450,700)	$642,300
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depletion	1,794,400	2,098,000
Non-cash loss on derivative value	147,100	845,400
Impairment of oil and gas properties	2,764,500	—
Accretion of asset retirement obligation	88,500	88,100
Decrease in accounts receivable-affiliate	68,800	879,100
(Decrease) increase in accrued liabilities	(1,400)	5,600
Net cash provided by operating activities	3,411,200	4,558,500

Cash flows from investing activities:
Proceeds from sale of tangible equipment	1,500	—
Net cash provided by investing activities	1,500	—

Cash flows from financing activities:
Distributions to partners	(3,377,200)	(4,328,900)
Net cash used in financing activities	(3,377,200)	(4,328,900)

Net increase in cash and cash equivalents	35,500	229,600
Cash and cash equivalents at beginning of period	229,600	—
Cash and cash equivalents at end of period	$265,100	$229,600

Supplemental Schedule of non-cash investing and financing activities:

Assets contributed and (received) by managing general partner:
Tangible equipment	$—	$6,700
Lease costs	—	(2,800)
Intangible drilling cost	—	31,800
	$—	$35,700

Asset retirement obligation revision	$(47,000)	$(81,500)

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 25-2004 (B) L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

Reclassification

Certain reclassifications have been made to the 2007 presentation to conform to the 2008 presentation.

Accounts Receivable and Allowance for Possible Losses

In evaluating the need for an allowance for possible losses, the MGP, performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its customers' credit information.  Credit is extended on an unsecured basis to many of its energy customers. At December 31, 2008 and 2007 the Partnership’s MGP’s credit evaluation indicated that the Partnership has no need for an allowance for possible losses.

ATLAS AMERICA SERIES 25-2004 (B) L.P.
NOTES TO FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008

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

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and its receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based on volumetric data from its records and its estimates of the related transportation and compression fees, which are, in turn, based on applicable product prices.  The Partnership had unbilled trade receivables of $659,800 at December 31, 2008 and $713,500 at December 31, 2007, which are, included in the Accounts receivable – affiliate on the Partnership’s Balance Sheets.

Fair Value of Financial Instruments

For cash, receivables and payables, the carrying amounts approximate fair values because of the short maturities of these instruments.

For derivatives the carrying value approximates fair value because they have been marked to market.

Supplemental Cash Flow Information

The Partnership considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents.  No cash was paid by the Partnership for interest or income taxes for the years ended December 31, 2008 and 2007.

Concentration of Credit Risk

Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents.  The Partnership places its temporary cash investments in deposits with high-quality financial institutions.  At December 31, 2008, the Partnership had $283,600 in deposits at one bank of which $33,600 was over the insurance limit of the Federal Deposit Insurance Corporation and at December 31, 2007, the Partnership had $243,000 in deposits at one bank of which $143,000 was over the insurance limit of the Federal Deposit Insurance Corporation.  No losses have been experienced on such investments.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and all other changes in equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net income, are referred to as "other comprehensive income (loss)" and, for the Partnership, include changes in the fair value of hedging contracts related to commodity derivatives.

ATLAS AMERICA SERIES 25-2004 (B) L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2008

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

Oil and gas properties consist of the following at the dates indicated:	December 31,
	2008	2007
Natural gas and oil properties:
Proved properties:
Leasehold interests	$898,600	$898,600
Wells and related equipment	40,325,100	40,373,600
	41,223,700	41,272,200
Accumulated depletion	(28,462,100)	(23,903,200)
	$12,761,600	$17,369,000

The Partnership uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip wells are capitalized. Oil is converted to gas equivalent basis (“mcfe”) at the rate of one barrel equals 6 mcf.

The Partnership’s long-lived assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are reviewed for potential impairments at the lowest levels for which there are identifiable cash flows.  The review is done by determining if the historical cost of proved properties less the applicable accumulated depreciation, depletion and amortization and salvage value is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on the Partnership’s plans to continue to produce and develop proved reserves.  The estimated future level of production is based on assumptions surrounding future levels of prices and costs, field decline rates, market demand and supply, and the economic and regulatory climates.  If the carrying value exceeds such undiscounted cash flows, an impairment loss is recognized for the difference between the estimated fair market value and the carrying value of the assets.  The fair market value is determined as the present value of future net revenues from the production of proved reserves discounted using an annual discount rate of 12% in 2008 and 9% in 2007 and the 12 month NYMEX forward looking strip price for natural gas. During 2008, the Partnership recognized an impairment charge of $2,550,300, net of an offsetting gain in other comprehensive income of $214,200. There was no impairment charge for the year ended December 31, 2007.

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
DECEMBER 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Asset Retirement Obligation

The fair values of asset retirement obligations are recognized in the period they are incurred if a reasonable estimate of fair value can be made. Asset retirement obligations primarily relate to the abandonment of oil and gas producing properties and include costs to dismantle and relocate or dispose of production equipment, gathering systems, wells and related structures. Estimates are based on historical experience in plugging and abandoning wells, estimated remaining lives of those wells based on reserve estimates, external estimates as to the cost to plug and abandon the wells in the future and federal and state regulatory requirements. The Partnership does not provide for a market risk premium associated with asset retirement obligations because a reliable estimate cannot be determined, see Note 8.

Environmental Matters

The Partnership is subject to various federal, state and local laws and regulations relating to the protection of the environment.  The Partnership has established procedures for the ongoing evaluation of its operations, to identify potential environmental exposures and to comply with regulatory policies and procedures.

The Partnership accounts for environmental contingencies in accordance with SFAS No. 5 Accounting for Contingencies.  Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. Atlas Energy maintains insurance that may cover in whole or in part certain environmental expenditures.  For the two years ended December 31, 2008 and 2007, the Partnership had no environmental matters requiring specific disclosure or requiring recording of a liability.

Major Customers

The Partnership’s natural gas is sold under contract to various purchasers.  For the year, ended December 31, 2008, sales to UGI Energy Services, Inc., Conoco Phillips Company and Colonial Energy, Inc. accounted for 14%, 14% and 12%, respectively, of total revenues. For the year ended December 31, 2007, sales to UGI Energy Services, Inc. and Colonial Energy, Inc. accounted for 27% and 12%, respectively, of total revenues. No other customers accounted for 10% or more of total revenues for the years ended December 31, 2008 and 2007.

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
DECEMBER 31, 2008

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS 161, an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”). SFAS 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. SFAS 161 also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS 133 and how the hedges affect the entity’s financial position, financial performance, and cash flows. The Partnership will apply the requirements of SFAS No. 161 on its adoption on January 1, 2009 and does not expect it to have an impact on its financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. By electing the fair value option in conjunction with a derivative, an entity can achieve an accounting result similar to a fair value hedge without having to comply with complex hedge accounting rules. The statement was effective for the Partnership as of January 1, 2008. The Partnership adopted SFAS No. 159 at January 1, 2008, and has elected not to apply the fair value option to any of its financial instruments not already carried at fair value in accordance with other accounting standards, and therefore the adoption of SFAS No. 159 did not impact the Partnership’s financial statements for the year ended December 31, 2008.

ATLAS AMERICA SERIES 25-2004 (B) L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement, (”SFAS No. 157”). SFAS No. 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, (“FSP FAS 157-2”). FSP FAS 157-2, which was effective upon issuance, delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. On January 1, 2009, the Partnership will adopt SFAS No. 157 for nonfinancial assets and liabilities that are not measured at fair value on a recurring basis. For the Partnership, the nonfinancial assets and liabilities will be limited to the initial recognition of asset retirement obligations. FSP FAS 157-2 also covers interim periods within the fiscal years for items within its scope. The delay is intended to allow the FASB and its constituents the time to consider the various implementation issues associated with SFAS No. 157. The Partnership adopted SFAS No. 157 as of January 1, 2008 with respect to its derivative instruments which are measured at fair value within its financial statements. See Note 7 for disclosures pertaining to the provisions of SFAS No. 157 with regard to the Partnership’s fair value measurements.

NOTE 3 - PARTICIPATION IN REVENUES AND COSTS

The MGP and the limited partners will generally participate in revenues and costs in the following manner:

	Managing
	General	Limited
	Partner	Partners
Organization and offering costs	100%	0%
Lease costs	100%	0%
Revenues (1)	35%	65%
Operating costs, administrative costs, direct and all other costs (2)	35%	65%
Intangible drilling costs	0.83%	99.17%
Tangible equipment costs	72.18%	27.82%
_____________

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
DECEMBER 31, 2008

NOTE 4 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under the Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Operations are payable at $75 per well per month.  Administrative costs incurred in 2008 and 2007 were $128,000 and $128,200, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Operations are payable at $313 and $301 per well per month in 2008 and 2007, respectively, for operating and maintaining the wells.  Well supervision fees incurred in 2008 and 2007 were $526,800 and $509,800, respectively.

•
Transportation fees which are included in production expenses in the Partnership’s Statements of Operations are generally payable at 13% of natural gas sales price. Transportation fees incurred in 2008 and 2007 were $491,600 and $570,200, respectively.

•
Direct costs which are included in production and general administrative expenses in the Partnership's Statements of Operations are payable to the MGP and its affiliates as reimbursement for all costs expended on the Partnership's behalf. Direct costs incurred in 2008 and 2007 were $375,900 and $365,600, respectively.

•	Assets contributed by the MGP which are disclosed on the Partnership’s Statements of Cash Flows as a non-cash investing activity for the year ended December 31, 2007 were $35,700.

The MGP and its affiliates perform all administrative and management functions for the Partnership including billing revenues and paying expenses.  The line-item “Accounts receivable – affiliate” on the Partnership’s Balance Sheets represents the net production revenues due from the MGP.

NOTE 5 - COMMITMENTS

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

Beginning one year after each of the Partnership’s wells has been placed into production, the MGP, as operator, may retain $200 per month per well to cover estimated future plugging and abandonment costs. As of December 31, 2008, the MGP has not withheld any such funds.

NOTE 6 - SUBORDINATION BY MANAGING GENERAL PARTNER

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
DECEMBER 31, 2008

NOTE 7 – DERIVATIVE INSTRUMENTS

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

The Partnership applies the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133"). SFAS 133 requires each derivative instrument to be recorded in the balance sheet as either an asset or liability measured at fair value. Changes in a derivative instrument’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met.

At December 31, 2008, Atlas Energy had allocated open natural gas futures contracts to the Partnership related to natural gas sales covering 857,000 dekatherms (“Dth”) of gas, maturing through December 31, 2013 at an average settlement price of $8.22 per Dth. In addition, Atlas Energy had allocated oil futures contracts to the Partnership related to oil sales covering 1,600 barrels (“Bbls”) of oil, maturing through April 30, 2013 at an average settlement price of $98.31 per Bbl. At December 31, 2008, the Partnership reflected a net hedge asset on its Balance Sheets of $1,206,000. Due to the impairment of the Partnership's oil and gas properties at December 31, 2008 a net offsetting unrealized gain of $214,200 was reclassified into earnings from accumulated other comprehensive income. In addition, $255,000 of unrealized gains reclassified from prior periods remains in accumulated other comprehensive income. Of the $736,800 net gain in accumulated other comprehensive income at December 31, 2008, if the fair values of the instruments remain at current market values, the Partnership will reclassify $379,600 of net gains to its Statements of Operations over the next twelve month period as these contracts expire, and $357,200 of net gains in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. The Partnership realized losses of $516,800 and $171,500 for the years ended December 31, 2008 and 2007, respectively in its oil and gas revenues within its Statements of Operations related to the settlement of qualifying hedge instruments. Ineffective hedge gains or losses are recorded within the Statements of Operations while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership recognized no gains or losses during the years ended December 31, 2008 and 2007 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

As of December 31, 2008, Atlas Energy had allocated to the Partnership, had the following natural gas and oil volumes hedged:

Natural Gas Fixed Price Swaps

Production		Average
Period Ending	Volumes	Fixed Price	Fair Value
December 31,	(MMbtu) (1)	(per MMbtu)	Asset (2)

2009	294,600	$8.55	$720,700
2010	203,700	8.11	197,400
2011	144,400	7.84	74,700
2012	106,700	8.05	83,900
2013	11,600	8.73	16,200

			$1,092,900

ATLAS AMERICA SERIES 25-2004 (B) L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2008

NOTE 7 – DERIVATIVE INSTRUMENTS (Continued)

Natural Gas Costless Collars

Production			Average
Period Ending	Option	Volumes	Floor & Cap	Fair Value
December 31,	Type	(MMbtu) (1)	(per MMbtu)	Asset (2)

2009	Puts purchased	1,800	$11.00	$9,100
2009	Calls sold	1,800	15.35	—
2010	Puts purchased	26,000	7.84	25,800
2010	Calls sold	26,000	9.01	—
2011	Puts purchased	58,000	7.48	28,700
2011	Calls sold	58,000	8.44	—
2012	Puts purchased	7,900	7.00	1,700
2012	Calls sold	7,900	8.32	—
2013	Puts purchased	2,300	7.00	600
2013	Calls sold	2,300	8.25	—
				$65,900

Crude Oil Fixed Price Swaps

Production		Average
Period Ending	Volumes	Fixed Price	Fair Value
December 31,	(Bbl)	(per Bbl)	Asset (3)

2009	300	$100.14	$13,800
2010	200	97.40	8,000
2011	200	96.44	5,700
2012	200	96.00	3,900
2013	100	96.06	1,100

			$32,500

ATLAS AMERICA SERIES 25-2004 (B) L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2008

NOTE 7 – DERIVATIVE INSTRUMENTS (Continued)

Crude Oil Costless Collars

Production			Average
Period Ending	Option	Volumes	Floor & Cap	Fair Value
December 31,	Type	(Bbl)	(per Bbl)	Asset (3)

2009	Puts purchased	200	$85.00	$5,900
2009	Calls sold	200	118.63	—
2010	Puts purchased	100	85.00	3,700
2010	Calls sold	100	112.92	—
2011	Puts purchased	100	85.00	2,700
2011	Calls sold	100	110.81	—
2012	Puts purchased	100	85.00	1,900
2012	Calls sold	100	110.06	—
2013	Puts purchased	100	85.00	500
2013	Calls sold	100	110.09	—
				$14,700

			Total Net Asset	$1,206,000
____________

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices.
(3)	Fair value based on forward WTI crude oil prices.

The fair value of the derivatives is included on our Balance Sheets as follows:

	December 31,
	2008	2007
Short-term hedge receivable due from affiliate	$821,800	$286,600
Long-term hedge receivable due from affiliate	521,400	42,900
Short-term hedge liability due to affiliate	(72,200)	(6,800)
Long-term hedge liability due to affiliate	(65,000)	(430,600)
	$1,206,000	$(107,900)
___________

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
DECEMBER 31, 2008

NOTE 7 – DERIVATIVE INSTRUMENTS (Continued)

Level 3– Unobservable inputs that reflect the entity's own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.

The Partnership uses the fair value methodology outlined in SFAS 157 to value the assets and liabilities for its outstanding derivative contracts. All of the Partnership’s derivatives contracts are defined as Level 2. The Partnership's natural gas and crude oil derivative contracts are valued based on prices quoted on the NYMEX or WTI and adjusted by the respective counterparty using various assumptions including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments. In accordance with SFAS 157, the following table represents the Partnership's fair value hierarchy for its financial instruments at December 31, 2008.

	Fair Value Measurements at December 31, 2008 Using
	Quoted prices	Significant other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)

Commodity-based derivatives	$—	$1,206,000	$—

Total	$—	$1,206,000	$—

NOTE 8 – ASSET RETIREMENT OBLIGATION

The Partnership accounts for its estimated plugging and abandonment costs of its oil and gas properties in accordance with SFAS 143, Accounting for Asset Retirement Obligations and FASB Interpretation No. 47 Accounting for Conditional Asset Retirement Obligations.

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the years indicated are:

	Years Ended December 31,
	2008	2007

Asset retirement obligation at beginning of year	$1,474,700	$1,468,100
Revision in estimates	(47,000)	(81,500)
Accretion expense	88,500	88,100
Asset retirement obligation at end of year	$1,516,200	$1,474,700

ATLAS AMERICA SERIES 25-2004 (B) L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2008

NOTE 9 – NATURAL GAS AND OIL PRODUCING ACTIVITIES (UNAUDITED)

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

(1)	Capitalized Costs Related to Oil and Gas Producing Activities

The following table presents the capitalized costs related to natural gas and oil producing activities at the periods indicated:

	At December 31,
	2008	2007
Mineral interest in proved properties:	$898,600	$898,600
Wells and related equipment	40,325,100	40,373,600
Accumulated depletion	(28,462,100)	(23,903,200)
Net capitalized cost	$12,761,600	$17,369,000

(2)	Oil and Gas Reserve Information

The information presented below represents estimates of proved developed natural gas and oil reserves. All reserves are proved developed reserves and are located in the Appalachian Basin area. The estimates of the Partnership’s proved developed gas reserves are based upon evaluations made by management and verified by Wright & Company, Inc., an independent petroleum-engineering firm, as of December 31, 2008 and 2007. All reserves are located within the United States of America. Reserves are estimated in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalation except by contractual arrangements.  Proved developed reserves are estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs, under existing economic and operating conditions, i.e. prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

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
DECEMBER 31, 2008

NOTE 9 – NATURAL GAS AND OIL PRODUCING ACTIVITIES (UNAUDITED) (Continued)

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

	Natural Gas	Oil
	(Mcf)	(Bbls)
Proved developed reserves:
Balance at December 31, 2006	4,124,300	21,500
Production	(550,600)	(4,400)
Revisions to previous estimates	(118,600)	(3,400)

Balance at December 31, 2007	3,455,100	13,700
Production	(462,200)	(3,900)
Revisions to previous estimates	616,600	500

Balance at December 31, 2008	3,609,500	10,300

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

ITEM 9A.  CONTROLS AND PROCEDURES

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

Under the supervision of our Chairman of the Board of Directors, Chief Executive Officer and President, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chairman of the Board of Directors, Chief Executive Officer and President, concluded that, as of December 31, 2008, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting as of December 31, 2008 was effective.

This annual report does not include an attestation report by Grant Thornton regarding internal control over financial reporting. Management's report was not subject to attestation by Grant Thornton pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Atlas Energy is headquartered at Westpointe Corporate Center One, 1550 Coraopolis Heights Road, 2nd Floor, Moon Township, Pennsylvania 15108, which is also our MGP’s primary office.

Executive Officers and Directors.  The executive officers and directors of our MGP will serve until their successors are elected.  The executive officers and directors of our MGP are as follows:

NAME	AGE	POSITION OR OFFICE

Freddie M. Kotek	53	Chairman of the Board of Directors, Chief Executive Officer and President
Frank P. Carolas	49	Executive Vice President – Land and Geology and a Director
Jeffrey C. Simmons	50	Executive Vice President – Operations and a Director
Jack L. Hollander	52	Senior Vice President – Direct Participation Programs
Sean P. McGrath	37	Chief Accounting Officer
Michael L. Staines	59	Senior Vice President, Secretary and a Director
Matthew A. Jones	47	Chief Financial Officer

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

Sean P. McGrath. Chief Accounting Officer since December 31, 2008. Mr. McGrath also has been the Chief Accounting Officer of Atlas America, Inc. and ATN since December 31, 2008. Mr. McGrath has been the Chief Accounting Officer of Atlas Pipeline Partners GP since May 2005 and Chief Accounting Officer of Atlas Pipeline Holdings GP since January 2006. Mr. McGrath was the Controller of Sunoco Logistics Partners L.P., a publicly-traded partnership that transports, terminals and stores refined products and crude oil from 2002 to 2005. Mr. McGrath is a Certified Public Accountant and received his Bachelor of Science degree in accounting from LaSalle University in 1993. Mr. McGrath will devote approximately 70% of his professional time to the business and affairs of the managing general partner and Atlas America, and the remainder of his professional time to the business and affairs of the managing general partner’s other affiliates, including Atlas Pipeline Partners GP.

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

Matthew A. Jones.  Chief Financial Officer since March 2006 for Atlas Resources, LLC.  Mr. Jones has been the Chief Financial Officer since January 2006 and a director of Atlas Pipeline Holdings since February 2006 and has been Chief Financial Officer of Atlas Pipeline Partners GP and Atlas America since March 2005.  He has been the Chief Financial Officer and a director of Atlas Energy Resources and Atlas Energy Management since their formation.  From 1996 to 2005, Mr. Jones worked in the Investment Banking Group at Friedman Billings Ramsey, concluding as Managing Director.  Mr. Jones worked in Friedman Billings Ramsey’s Energy Investment Banking Group from 1999 to 2005, and in Friedman Billings Ramsey’s Specialty Finance and Real Estate Group from 1996 to 1999.  Mr. Jones is a Chartered Financial Analyst. Mr. Jones devotes approximately 55% of his professional time to the business and affairs of the MGP, Atlas America, Atlas Energy Resources, LLC and Atlas Energy Management, Inc. and the remainder of his professional time to the business and affairs of the MGP’s other affiliates.

Audit Committee Financial Expert.  The Board of Directors of our MGP acts as the audit committee. The Board of Directors has determined that Freddie M. Kotek meets the requirement of an “audit committee financial expert,” he is not independent.

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

ITEM 11.  EXECUTIVE COMPENSATION

We have no employees and rely on the employees of our MGP and its affiliates for all services. No officer or director of our MGP will receive any direct remuneration or other compensation from us. Those persons will receive compensation solely from affiliated companies of our MGP. See Item 13 “Certain Relationships and Related Transactions, and Director Independence” for a discussion of compensation paid by us to our MGP.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2008, we had 1,265.38 investor units outstanding. No officer or director of our MGP owns any units. Although, subject to certain conditions, investor partners may present their units to us beginning in 2009 for purchase, the MGP is not obligated by the Partnership agreement to purchase more than 10% of our total outstanding units in any calendar year.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Oil and Gas Revenues.  Our MGP is allocated 35% of our oil and gas revenues in return for its payment and/or contribution of services towards our syndication and offering costs equal to 15% of our subscriptions, its payment of 72.18% of the tangible costs of drilling and completing our wells and its contributions to us of all of our oil and gas leases.  These capital contributions from our MGP totaled $14,068,800. During the year ended December 31, 2008 and 2007 our MGP received $1,109,400 and $1,063, 800 from our net production revenues, respectively.

Administrative Costs.  Our MGP and its affiliates receive an unaccountable, fixed fee reimbursement for the administrative costs they incur on our behalf of $75 per well per month, which is proportionately reduced to the extent we acquired less than 100% of the working interest in a well.  During the year ended December 31, 2008, our MGP received $128,000 for administrative costs.

Direct Costs.  Our MGP and its affiliates are reimbursed by us for all direct costs expended by them on our behalf. During the year ended December 31, 2008 we reimbursed our MGP $375,900 direct costs.

Well Charges.  Our MGP, as operator of our wells, is reimbursed at actual cost for all direct expenses incurred on our behalf and receives well supervision fees for operating and maintaining the wells during producing operations in the amount of $313 and 301 per well per month in 2008 and 2007, respectively, subject to an annual adjustment for inflation. The well supervision fees were proportionately reduced to the extent we acquired less than 100% of the working interest in a well.  For the years ended December 31, 2008 and 2007, our MGP received $526,800 and $509,800, respectively, for well supervision fees.

Transportation Fees.  We pay gathering fees to our MGP at a competitive rate for each mcf of our natural gas transported.  Transportation rate is generally 13% of the natural gas sales price.  For the year ended December 31, 2008, $491,600 was paid to our MGP for gathering fees.  In turn, our MGP paid 100% of these amounts to Atlas America, for the use of its gathering system in transporting a majority of our natural gas production.

Other Compensation.  For the year ended December 31, 2008, our MGP did not advance any funds to us, or did they provide us with any equipment, supplies or other services.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, Grant Thornton LLP, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2008 and 2007, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during such years were $30,800 and $32,500, respectively.

Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor. Pursuant to its charter, the Audit Committee of our MGP is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent auditors.  We do not have a separate audit committee.

PART IV

ITEM 15.  EXHIBITS
EXHIBIT INDEX

	Description	Location

4(a)	Certificate of Limited Partnership for	Previously filed in our Form S-1 on
	Series 25-2004 (B) L.P.	June 30, 2004.

4(b)	Amended and Restated Certificate and Agreement of	Previously filed in our Form S-1 on
	Limited Partnership for Series 25-2004 (B) L.P. (1)	June 30, 2004.

4(c)	Drilling and Operating Agreement for	Previously filed in our Form S-1 on
	Series 25-2004 (B) L.P. (1)	June 30, 2004.

31.1	Rule 13a-14(a)/15(d) – 14 (a) Certification

31.2	Rule 13a-14(a)/15(d) – 14 (a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.
____________

(1)	Filed on April 29, 2005 in the Form S-1 Registration Statement dated April 29, 2005, File No. 0-51271

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas America Series 25-2004 (B) L.P.

Atlas Resources, LLC, Managing General Partner

Date: March 30, 2009	By: /s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2009	By: /s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: March 30, 2009	By: /s/ Frank P. Carolas
Frank P. Carolas, Executive Vice President – Land and Geology

Date: March 30, 2009	By: /s/ Jeffrey C. Simmons
Jeffrey C. Simmons, Executive Vice President – Operations

Date: March 30, 2009	By: /s/ Sean P. McGrath
Sean P. McGrath, Chief Accounting Officer

Date: March 30, 2009	By: /s/ Matthew A. Jones
Matthew A. Jones, Chief Financial Officer

Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the
Exchange Act by Non-reporting Issuers

An annual report will be furnished to security holders subsequent to the filing of this report.