Form 10-Q
period 2011-06-30
ATLAS AMERICA SERIES 25-2004 B LP
filed 2011-08-12
CIK 1294208

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

ATLAS AMERICA SERIES 25-2004 (B) L.P.
(A DELAWARE LIMITED PARTNERSHIP)
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PAGE
PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

Balance Sheets as of June 30, 2011 and December 31, 2010	3

Statements of Operations for the Three Months and Six Months ended June 30, 2011 and 2010	4

Statement of Changes in Partners’ Capital for the Six Months ended June 30, 2011	5

Statements of Cash Flows for the Six Months ended June 30, 2011 and 2010	6

Notes to Financial Statements	7-15

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-18

Item 4: Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1: Legal Proceedings	19

Item 6: Exhibits	19

SIGNATURES	20

CERTIFICATIONS

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

ATLAS AMERICA SERIES 25-2004(B) L.P.
BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$64,200	$69,400
Accounts receivable-affiliate	475,400	401,800
Short-term hedge receivable due from affiliate	—	323,400

Total current assets	539,600	794,600

Oil and gas properties, net	6,054,200	6,281,700
Long-term hedge receivable due from affiliate	—	316,100
Long-term receivable-affiliate	184,500	—

	$6,778,300	$7,392,400

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$15,400	$11,900
Short-term hedge liability due to affiliate	—	3,400

Total current liabilities	15,400	15,300

Asset retirement obligation	2,317,100	2,249,700
Long-term hedge liability due to affiliate	—	56,200

Partners’ capital:
Managing general partner	1,915,100	2,253,200
Limited partners (1,265.38 units)	2,336,100	2,716,700
Accumulated other comprehensive income	194,600	101,300

Total partners’ capital	4,445,800	5,071,200

	$6,778,300	$7,392,400

See accompanying notes to financial statements.

ATLAS AMERICA SERIES 25-2004(B) L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

REVENUES
Natural gas and oil	$369,500	$501,000	$593,600	$1,068,800

Total revenues	369,500	501,000	593,600	1,068,800

COSTS AND EXPENSES
Production	213,500	268,100	425,800	509,700
Depletion	126,500	228,500	227,500	487,500
Accretion of asset retirement obligation	33,700	25,800	67,400	51,600
General and administrative	37,700	46,700	84,500	89,600

Total expenses	411,400	569,100	805,200	1,138,400

Net loss	$(41,900)	$(68,100)	$(211,600)	$(69,600)

Allocation of net (loss) income:
Managing general partner	$(17,500)	$9,600	$(69,600)	$46,900

Limited partners	$(24,400)	$(77,700)	$(142,000)	$(116,500)

Net loss per limited partnership unit	$(19)	$(61)	$(112)	$(92)

See accompanying notes to financial statements.

ATLAS AMERICA SERIES 25-2004(B) L.P.
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE SIX MONTHS ENDED
June 30, 2011
(Unaudited)

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	Income	Total

Balance at January 1, 2011	$2,253,200	$2,716,700	$101,300	$5,071,200

Participation in revenues and expenses:
Net production revenues	31,000	136,800	—	167,800
Depletion	(47,600)	(179,900)	—	(227,500)
Accretion of asset retirement obligation	(23,500)	(43,900)	—	(67,400)
General and administrative	(29,500)	(55,000)	—	(84,500)

Net loss	(69,600)	(142,000)	—	(211,600)

Other comprehensive income	—	—	93,300	93,300

Distributions to partners	(268,500)	(238,600)	—	(507,100)

Balance at June 30, 2011	$1,915,100	2,336,100	$194,600	$4,445,800

See accompanying notes to financial statements.

ATLAS AMERICA SERIES 25-2004(B) L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(211,600)	$(69,600)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	227,500	487,500
Non-cash loss on hedge instruments	132,200	23,700
Accretion of asset retirement obligation	67,400	51,600
Decrease in accounts receivable — affiliate	142,900	71,400
Increase (decrease) in accrued liabilities	3,500	(2,900)

Net cash provided by operating activities	361,900	561,700

Cash flows from financing activities:
Distributions to partners	(367,100)	(573,900)

Net cash used in financing activities	(367,100)	(573,900)

Net decrease in cash and cash equivalents	(5,200)	(12,200)
Cash and cash equivalents at beginning of period	69,400	116,400

Cash and cash equivalents at end of period	$64,200	$104,200

Supplemental schedule of non-cash financing activities:

Assets contributed by managing general partner:
Tangible equipment	$—	$1,200

	$—	$1,200

Distribution to Managing General Partner	$140,000	$—

See accompanying notes to financial statements.

ATLAS AMERICA SERIES 25-2004(B) L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)
NOTE 1 — DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Atlas America Series 25-2004 (B) L.P. (the “Partnership”) is a Delaware limited partnership and formed on January 21, 2004 with Atlas Resources, LLC serving as its Managing General Partner and operator (“Atlas Resources” or “MGP”). Atlas Resources is an indirect subsidiary of Atlas Energy, L.P., formerly Atlas Pipeline Holdings, L.P. (“Atlas Energy”) (NYSE: ATLS). On February 17, 2011, Atlas Energy, a then-majority owned subsidiary of Atlas Energy, Inc. and parent of the general partner of Atlas Pipeline Partners, L.P. (“APL”) (NYSE: APL), completed an acquisition of assets from Atlas Energy, Inc., which included its investment partnership business; its oil and gas exploration, development and production activities conducted in Tennessee, Indiana, and Colorado, certain shallow wells and leases in New York and Ohio, and certain well interests in Pennsylvania and Michigan; and its ownership and management of investments in Lightfoot Capital Partners, L.P. and related entities.
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
The accompanying financial statements, which are unaudited except that the balance sheet at December 31, 2010 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in the Form 10-K. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the three and six months ended June 30, 2011 may not necessarily be indicative of the results of operations for the year ended December 31, 2011.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. Management has considered for disclosure any material subsequent events through the date the financial statements were issued.
In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s annual report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”).
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
June 30, 2011
(Unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Use of Estimates (Continued)
The natural gas industry principally conducts its business by processing actual transactions as much as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following months’ financial results. Management believes that the operating results presented represent actual results in all material respects (see “Revenue Recognition” accounting policy for further description).
Accounts Receivable and Allowance for Possible Losses
In evaluating the need for an allowance for possible losses, the MGP performs ongoing credit evaluations of the Partnership’s customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of the Partnership’s customers’ credit information. Credit is extended on an unsecured basis to many of its energy customers. At June 30, 2011 and December 31, 2010, the MGP’s credit evaluation indicated that the Partnership had no need for an allowance for possible losses.
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

	June 30,	December 31,
	2011	2010
Proved properties:
Leasehold interests	$898,600	$898,600
Wells and related equipment	40,865,500	40,865,500

	41,764,100	41,764,100
Accumulated depletion	(35,709,900)	(35,482,400)

	$6,054,200	$6,281,700

ATLAS AMERICA SERIES 25-2004(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2011
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
The determination of oil and natural gas reserve estimates is a subjective process and the accuracy of any reserve estimate depends on the quality of available data and the application of engineering and geological interpretation and judgment. Estimates of economically recoverable reserves and future net cash flows depend on a number of variable factors and assumptions that are difficult to predict and may vary considerably from actual results. In addition, reserve estimates for wells with limited or no production history are less reliable than those based on actual production. Estimated reserves are often subject to future revisions, which could be substantial, based on the availability of additional information which could cause the assumptions to be modified. The Partnership cannot predict what reserve revisions may be required in future periods. There was no impairment charge recognized during the three and six months ended June 30, 2011. During the year ended December 31, 2010, the Partnership recognized an impairment charge of $3,902,300, net of an offsetting gain in accumulated other comprehensive income of $431,900.
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
June 30, 2011
(Unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Revenue Recognition
The Partnership generally sells natural gas and crude oil at prevailing market prices. Revenue is recognized when produced quantities are delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured and the sales price is fixed or determinable. Revenues from the production of natural gas and crude oil in which the Partnership has an interest with other producers are recognized on the basis of the Partnership’s percentage ownership of the working interest. Generally, the Partnership’s sales contracts are based on pricing provisions that are tied to a market index with certain adjustments based on proximity to gathering and transmission lines and the quality of its natural gas.
The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas and crude oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Partnership’s records and management estimates of the related commodity sales and transportation fees which are, in turn, based upon applicable product prices (see “Use of Estimates” accounting policy for further description). The Partnership had unbilled revenues at June 30, 2011 and December 31, 2010 of $192,700 and $273,000, respectively, which are included in accounts receivable — affiliate within the Partnership’s balance sheets.
Recently Adopted Accounting Standards
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Update 2011-05 amends the FASB Accounting Standards Codification to provide an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with a total net income, each component of other comprehensive income, and a total amount for comprehensive income. Update 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in partners’ capital. These changes apply to both annual and interim financial statements. Update 2011-05 will be effective for public entities’ fiscal years, and interim periods within those years, beginning after December 15, 2011. The Partnership will apply the requirements of Update 2011-05 upon its effective date of January 1, 2012, and it does not anticipate it having a material impact on its financial position, results of operations or related disclosures.
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

ATLAS AMERICA SERIES 25-2004(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2011
(Unaudited)
NOTE 3 — ASSET RETIREMENT OBLIGATION (Continued)
A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the periods indicated is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Asset retirement obligation at beginning of period	$2,283,400	$1,746,900	$2,249,700	$1,721,100
Accretion expense	33,700	25,800	67,400	51,600

Asset retirement obligation at end of period	$2,317,100	$1,772,700	$2,317,100	$1,772,700

NOTE 4 — DERIVATIVE INSTRUMENTS
The MGP, on behalf of the Partnership, used a number of different derivative instruments, principally swaps and collars, in connection with its commodity price risk management activities. The MGP entered into financial instruments to hedge the Partnership’s forecasted natural gas and crude oil against the variability in expected future cash flows attributable to changes in market prices. Swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas and crude oil is sold. Under swap agreements, the Partnership received or pays a fixed price and receives or remits a floating price based on certain indices for the relevant contract period. Commodity-based option instruments are contractual agreements that grant the right, but not obligation, to purchase or sell natural gas and crude oil at a fixed price for the relevant contract period.
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

ATLAS AMERICA SERIES 25-2004(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2011
(Unaudited)
NOTE 4 — DERIVATIVE INSTRUMENTS (Continued)
Prior to the acquisition on February 17, 2011 of “the Transferred Business”, Atlas Energy, Inc. monetized its derivative instruments related to the Transferred Business. The monetized proceeds relate to instruments that were originally put into place to hedge future natural gas and oil production of the Transferred Business, including production generated through its Drilling Partnerships. At June 30, 2011, the Partnership recorded a net receivable from the monetized derivative instruments of $216,500 in accounts receivable-affiliate and $184,500 in long-term receivable-affiliate with the corresponding net unrealized gains in accumulated other comprehensive income on the Partnership’s balance sheets, which will be allocated to natural gas and oil production revenue generated over the period of the original instruments’ contracts. As a result of the monetization and the early settlement of natural gas and oil derivative instruments and the unrealized gains recognized in income in prior periods due to natural gas and oil property impairments, the Partnership recorded a net deferred gain on its balance sheets in other comprehensive income of $194,600 as of June 30, 2011. Unrealized gains, net of the MGP’s interest, previously recognized into income as a result of prior period impairments included in accumulated other comprehensive income were $183,200 and $23,200 for the year ended December 31, 2010 and prior periods, respectively. The MGP’s portion of the unrealized gains was written-off as part of the terms related to the acquisition of the Transferred Business. For the six months ended June 30, 2011, the Partnership reclassified $140,000 of unrealized gains previously recognized into income from prior period impairments related to the MGP from a hedge receivable due from affiliate to a non-cash distribution to the MGP. As such, $140,000 was recorded as a distribution to partners on the statement of changes in partners’ capital. During the six months ended June 30, 2011, $79,300 of monetized proceeds were recorded by the Partnership and allocated only to the limited partners. Of the remaining $194,600 of net unrealized gain in accumulated other comprehensive income, the Partnership will reclassify $103,000 of net gains to the Partnership’s statements of operations over the next twelve month period and the remaining $91,600 in later periods.
The following table summarizes the fair value of the Partnership’s derivative instruments as of December 31, 2010, as well as the gain or loss recognized in the statements of operations for the three and six months ended June 30, 2011 and 2010:
Fair Value of Derivative Instruments:

		Fair Value
	Balance Sheet	December 31,
Derivatives in Cash Flow Hedging Relationships	Location	2010
Commodity Contracts	Current assets	$323,400
	Long-term assets	316,100

		639,500

	Current liabilities	(3,400)
	Long-term liabilities	(56,200)

		(59,600)

	Total	$579,900

ATLAS AMERICA SERIES 25-2004(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2011
(Unaudited)
NOTE 4 — DERIVATIVE INSTRUMENTS (Continued)
Effects of Derivative Instruments on Statements of Operations:

		Three Months Ended		Six Months Ended
Derivative in Cash Flow	Gain (Loss) Recognized in	June 30,	June 30,	June 30,	June 30,
Hedging Relationships	OCI on Derivatives	2011	2010	2011	2010
	Commodity Contracts	$—	$(53,300)	$17,500	$485,000

Location of Gain
Reclassified from		Three Months Ended		Six Months Ended
Accumulated	Gain Reclassified from	June 30,	June 30,	June 30,	June 30,
OCI into Income	OCI into Net Loss	2011	2010	2011	2010
	Gas and Oil Revenue	$26,900	$87,700	$79,400	$232,500

NOTE 5 — COMPREHENSIVE (LOSS) INCOME
Comprehensive (loss) income includes net loss and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under accounting principles generally accepted in the United States of America, have not been recognized in the calculation of net loss. These changes, other than net loss, are referred to as “other comprehensive (loss) income” and for the Partnership includes changes in the fair value of unsettled derivative contracts accounted for as cash flow hedges, and changes in the estimated amount of future monetized proceeds to be received (See Note 4). The monetized proceeds included in accounts receivable affiliate have been allocated to the Partnership based on estimated future production in relation to all other Partnerships’ future production eligible to receive monetized hedge proceeds. As actual production is realized, there may be a corresponding difference in the Partnership’s actual share of monetized hedge proceeds received, than what was previously estimated. This component is shown as “Difference in estimated monetized gains receivable.” The following table sets forth the calculation of the Partnership’s comprehensive (loss) income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net loss	$(41,900)	$(68,100)	$(211,600)	$(69,600)
Other comprehensive (loss) income:
Unrealized holding (loss) gain on hedging contracts	—	(53,300)	17,500	485,000
MGP portion of non-cash loss on hedge instruments	—	—	140,000	—
Difference in estimated monetized gains receivable	4,500	—	15,200	—
Less: reclassification adjustment for gains realized in net loss	(26,900)	(87,700)	(79,400)	(232,500)

Total other comprehensive (loss) income	(22,400)	(141,000)	93,300	252,500

Comprehensive (loss) income	$(64,300)	$(209,100)	$(118,300)	$182,900

ATLAS AMERICA SERIES 25-2004(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2011
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Partnership used a fair value methodology to value the assets and liabilities for its outstanding derivative contracts (see Note 4). The Partnership’s commodity derivative contracts were valued based on observable market data related to the change in price of the underlying commodity and are therefore defined as Level 2 fair value measurements.
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
NOTE 7 — TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES
The Partnership has entered into the following significant transactions with the MGP and its affiliates as provided under its Partnership Agreement:
•
Administrative costs which are included in general and administrative expenses in the Partnership’s statements of operations are payable at $75 per well per month. Administrative costs incurred for the three and six months ended June 30, 2011 were $29,400 and $59,000, respectively. Administrative costs incurred for the three and six months ended June 30, 2010 were $31,800 and $61,500, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s statements of operations are payable at $313 per well per month in 2011 and 2010, for operating and maintaining the wells. Well supervision fees incurred for the three and six months ended June 30, 2011 were $120,800 and $242,700, respectively. Well supervision fees incurred for the three and six months ended June 30, 2010 were $130,100 and $252,800, respectively

•
Transportation fees which are included in production expenses in the Partnership’s statements of operations are generally payable at 13% of the natural gas sales price. Transportation fees incurred for the three and six months ended June 30, 2011 were $38,700 and $74,500, respectively. Transportation fees incurred for the three and six months ended June 30, 2010 were $52,100 and $109,900, respectively.

ATLAS AMERICA SERIES 25-2004(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2011
(Unaudited)
NOTE 7 — CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS (Continued)
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
Subordination by Managing General Partner
Under the terms of the Partnership Agreement, the MGP may be required to subordinate up to 50% of its share of production revenues of the Partnership to the benefit of the limited partners for an amount equal to at least 10% of their net subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution to the limited partners (February 2005).

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
Overview
The following discussion provides information to assist in understanding our financial condition and result of operations. Our operating cash flows are generated from our wells, which produce primarily natural gas, but also some oil. Our produced natural gas and oil is then delivered to market through affiliated or third-party gas gathering systems. Our ongoing operating and maintenance costs have been and are expected to be fulfilled through revenues from the sale of our natural gas and oil production. We pay our managing general partner, as operator, a monthly well supervision fee, which covers all normal and regularly recurring operating expenses for the production and sale of natural gas and oil such as:
•	well tending, routine maintenance and adjustment;

•	reading meters, recording production, pumping, maintaining appropriate books and records; and

•	preparation of reports for us and government agencies.

The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials and brine disposal. If these expenses are incurred, we pay cost for third-party services, materials, and a competitive charge for services performed directly by our managing general partner or its affiliates. Also, beginning one year after each of our wells has been placed into production our managing general partner, as operator, may retain $200 per month, per well to cover the estimated future plugging and abandonment costs of the well. As of June 30, 2011, our managing general partner had not withheld any funds for this purpose. Our managing general partner intends to produce our wells until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold. No other wells will be drilled and no additional funds will be required for drilling.
Markets and Competition
The availability of a ready market for natural gas and oil produced by us, and the price obtained, depends on numerous factors beyond our control, including the extent of domestic production, imports of foreign natural gas and oil, political instability or terrorist acts in oil and gas producing countries and regions, market demand, competition from other energy sources, the effect of federal regulation on the sale of natural gas and oil in interstate commerce, other governmental regulation of the production and transportation of natural gas and oil and the proximity, availability and capacity of pipelines and other required facilities. Our managing general partner is responsible for selling our natural gas production. During 2011 and 2010, we experienced no problems in selling our natural gas and oil. Product availability and price are the principal means of competition in selling natural gas and oil production. While it is impossible to accurately determine our comparative position in the industry, we do not consider our operations to be a significant factor in the industry.
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
Results of Operations
The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Production revenues (in thousands):
Gas	$286	$458	$504	$981
Oil	84	43	90	88

Total	$370	$501	$594	$1,069

Production volumes:
Gas (mcf/day) (1)	651	734	604	787
Oil (bbls/day) (1)	9	6	5	7

Total (mcfe/day) (1)	705	770	634	829

Average sales prices: (2)
Gas (per mcf) (1) (3)	$5.73	$7.47	$5.81	$7.05
Oil (per bbl) (1) (4)	$98.76	$78.31	$97.17	$75.10

Average production costs:
As a percent of revenues	58%	54%	72%	48%
Per mcfe (1)	$3.32	$3.82	$3.71	$3.41

Depletion per mcfe	$1.97	$3.26	$1.98	$3.26

(1)	“Mcf” represents thousand cubic feet, “mcfe” represents thousand cubic feet equivalent, and “bbls” represents barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

(2)	Average sales prices represent accrual basis pricing after reversing the effect of previously recognized gains resulting from prior period impairment charges.

(3)
Average gas prices are calculated by including in total revenue derivative gains previously recognized into loss and dividing by the total volume for the period. Previously recognized derivative gains were $53,500 and $40,700 for the three months ended June 30, 2011 and 2010, respectively. Previously recognized derivative gains were $132,000 and $22,600 for the six months ended June 30, 2011 and 2010, respectively. The derivative gains are included in other comprehensive (loss) income and resulted from prior period impairment charges.

(4)
Average oil prices are calculated by including in total revenue derivative gains previously recognized into loss and dividing by the total volume for the period. Previously recognized derivative gain was $600 for the three months ended June 30, 2010. Previously recognized derivative gains were $200 and $1,100 for the six months ended June 30, 2011 and 2010, respectively. The derivative gains are included in other comprehensive (loss) income and resulted from prior period impairment charges.

Natural Gas Revenues. Our natural gas revenues were $285,700 and $457,900 for the three months ended June 30, 2011 and 2010, respectively, a decrease of $172,200 (38%). The $172,200 decrease in natural gas revenues for the three months ended June 30, 2011 as compared to the prior year similar period was attributable to a $120,400 decrease in our natural gas sales prices after the effect of financial hedges, which were driven by market conditions and a $51,800 decrease in production volumes. Our production volumes decreased to 651 mcf per day for the three months ended June 30, 2011 from 734 mcf per day for the three months ended June 30, 2010, a decrease of 83 mcf per day (11%). The overall decrease in natural gas production volumes for the three months ended June 30, 2011 resulted primarily from the normal decline inherent in the life of a well.
Our natural gas revenues were $503,600 and $981,200 for the six months ended June 30, 2011 and 2010, respectively, a decrease of $477,600 (49%). The $477,600 decrease in natural gas revenues for the six months ended June 30, 2011 as compared to the prior year similar period was attributable to a $249,900 decrease in our natural gas sales prices after the effect of financial hedges, which were driven by market conditions and a $227,700 decrease in production volumes. Our production volumes decreased to 604 mcf per day for the six months ended June 30, 2011 from 787 mcf per day for the six months ended June 30, 2010, a decrease of 183 mcf per day (23%). The overall decrease in natural gas production volumes for the six months ended June 30, 2011 resulted primarily from the normal decline inherent in the life of a well.
Oil Revenues. We drill wells primarily to produce natural gas, rather than oil, but some wells have limited oil production. Our oil revenues were $83,800 and $43,100 for the three months ended June 30, 2011 and 2010, respectively, an increase of $40,700 (94%). The $40,700 increase in oil revenues for the three months ended June 30, 2011 as compared to the prior year similar period was attributable to a $22,400 increase in production volumes and a $18,300 increase in oil prices after the effect of financial hedges. Our production volumes increased to 9 bbls per day for the three months ended June 30, 2011 from 6 bbls per day for the three months ended June 30, 2010, an increase of 3 bbls per day (50%).
Our oil revenues were $90,000 and $87,600 for the six months ended June 30, 2011 and 2010, respectively, an increase of $2,400 (3%). The $2,400 increase in oil revenues for the six months ended June 30, 2011 as compared to the prior year similar period was attributable to a $21,100 increase in oil prices after the effect of financial hedges, partially offset by a $18,700 decrease in production volumes. Our production volumes decreased to 5 bbls per day for the six months ended June 30, 2011 from 7 bbls per day for the six months ended June 30, 2010, a decrease of 2 bbls per day (29%).
Costs and Expenses. Production expenses were $213,500 and $268,100 for the three months ended June 30, 2011 and 2010, respectively, a decrease of $54,600 (20%). Production expenses were $425,800 and $509,700 for the six months ended June 30, 2011 and 2010, respectively, a decrease of $83,900 (16%).These decreases for the three months and six months ended June 30, 2011 was primarily attributable to a decrease in transportation fees, which are affected by a decrease in production volumes.

Depletion of oil and gas properties as a percentage of oil and gas revenues were 34% and 46% for the three months ended June 30, 2011 and 2010, respectively; and 38% and 46% for the six months ended June 30, 2011 and 2010, respectively. These percentage changes are directly attributable to changes in revenues, oil and gas reserve quantities, product prices and production volumes and changes in the depletable cost basis of oil and gas properties.
General and administrative expenses for the three months ended June 30, 2011 and 2010 were $37,700 and $46,700, respectively, a decrease of $9,000 (19%). For the six months ended June 30, 2011 and 2010 these expenses were $84,500 and $89,600, respectively, a decrease of $5,100 (6%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP. These decreases for the three months and six months ended June 30, 2011 include third-party costs for services as well as monthly administrative fees charged by our MGP, and vary from year to year due to the timing and billing of the costs and services provided to us.
Liquidity and Capital Resources
Cash used in operating activities decreased $199,800 in the six months ended June 30, 2011 to $361,900 as compared to $561,700 for the six months ended June 30, 2010. This decrease was due to a decrease in net earnings before depletion, accretion, and non-cash loss on hedge instruments of $277,700 partially offset by an increase in the change in accounts receivable-affiliate increasing operating cash flows by $71,500 and an increase in the change in accrued liabilities of $6,400 in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.
Cash used in financing activities decreased $206,800 during the six months ended June 30, 2011 to $367,100 from $573,900 during the six months ended June 30, 2010. This decrease was due to lower distributions to partners.
Our MGP may withhold funds for future plugging and abandonment costs. Through June 30, 2011, our MGP had not withheld any funds for this purpose. Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us. The amount that we may borrow may not at any time exceed 5% of our total subscriptions, and we will not borrow from third-parties.
The Partnership is generally limited to the amount of funds generated by the cash flows from our operations, which we believe is adequate to fund future operations and distributions to our partners. Historically, there has been no need to borrow funds from our MGP to fund operations.
Subordination by Managing General Partner
Under the terms of the Partnership Agreement, the MGP may be required to subordinate up to 50% of its share of production revenues of the Partnership to the benefit of the limited partners for an amount equal to at least 10% of their net subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution to the limited partners (February 2005).
Critical Accounting Policies and Estimates
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
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our MGP’s Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Under the supervision of our MGP’s Chairman of the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our MGP’s Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer, concluded that, at June 30, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Affiliates of the MGP and their subsidiaries are party to various routine legal proceedings arising in the ordinary course of their collective business. The MGP’s management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the MGP’s financial condition or results of operation.

ITEM 6.	EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description

4.0	Amended and Restated Certificate and Agreement of Limited Partnership for Atlas America Series 25-2004 (B) L.P. (1)
31.1	Certification Pursuant to Rule 13a-14/15(d)-14
31.2	Certification Pursuant to Rule 13a-14/15(d)-14
32.1	Section 1350 Certification
32.2	Section 1350 Certification
101	Interactive data file

(1)	Filed on April 29, 2005 in the Form S-1 Registration Statement dated April 29, 2005, File No. 0-51271

SIGNATURES
Pursuant to the requirements of the Securities of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas America Series 25-2004 (B) L.P.
ATLAS RESOURCES, LLC, Managing General Partner
Date: August 12, 2011	By:	/s/ FREDDIE M. KOTEK
Freddie M. Kotek,
Chairman of the Board of Directors, Chief Executive Officer and President
In accordance with the Exchange Act, this report has been signed by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 12, 2011	By:	/s/ SEAN P. MCGRATH
Sean P. McGrath, Chief Financial Officer