Form 10-Q
period 2014-09-30
ATLAS AMERICA SERIES 25-2004 (B) L.P.
filed 2014-11-14
CIK 1294208

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

ATLAS AMERICA SERIES 25-2004 (B) L.P.

(A Delaware Limited Partnership)

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

ATLAS AMERICA SERIES 25-2004 (B) L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$-	$17,300
Accounts receivable trade–affiliate	123,800	251,100
Asset retirement receivable-affiliate	16,300	-
Accounts receivable monetized gains-affiliate	-	10,100
Current portion of derivative assets	2,300	1,200
Total current assets	142,400	279,700
Oil and gas properties, net	3,546,200	3,693,400
Long-term derivative assets	4,900	6,300
	$3,693,500	$3,979,400
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$8,200	$7,600
Payable to limited partners	-	53,900
Current portion of put premiums payable-affiliate	2,300	-
Total current liabilities	10,500	61,500
Long-term put premiums payable-affiliate	7,400	11,400
Asset retirement obligation	2,487,800	2,381,900
Commitments and contingencies
Partners’ capital:
Managing general partner’s interest	1,141,500	1,246,200
Limited partners’ interest (1,265.38 units)	50,600	280,900
Accumulated other comprehensive loss	(4,300)	(2,500)
Total partners’ capital	1,187,800	1,524,600
	$3,693,500	$3,979,400

See accompanying notes to condensed financial statements.

ATLAS AMERICA SERIES 25-2004 (B) L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES
Natural gas, oil and liquid	$157,500	$248,000	$739,400	$816,900
Total revenues	157,500	248,000	739,400	816,900
COSTS AND EXPENSES
Production	158,300	189,600	543,600	563,700
Depletion	48,200	101,500	147,000	336,600
Accretion of asset retirement obligation	35,300	32,900	106,000	98,700
General and administrative	36,500	43,200	108,100	123,300
Total costs and expenses	278,300	367,200	904,700	1,122,300
Net loss	$(120,800)	$(119,200)	$(165,300)	$(305,400)
Allocation of net loss:
Managing general partner	$(40,700)	$(38,200)	$(53,800)	$(96,700)
Limited partners	$(80,100)	$(81,000)	$(111,500)	$(208,700)
Net loss per limited partnership unit	$(63)	$(64)	$(88)	$(165)

See accompanying notes to condensed financial statements.

ATLAS AMERICA SERIES 25-2004 (B) L.P.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(120,800)	$(119,200)	$(165,300)	$(305,400)
Other comprehensive income (loss):
Unrealized holding gain (loss) on cash flow hedging contracts	3,100	2,000	(5,700)	(7,700)
Difference in estimated hedge gains receivable	(700)	4,600	15,100	18,600
Reclassification adjustment for gains realized in net loss from cash flow hedges	(900)	(6,900)	(11,200)	(20,800)
Total other comprehensive income (loss)	1,500	(300)	(1,800)	(9,900)
Comprehensive loss	$(119,300)	$(119,500)	$(167,100)	$(315,300)

See accompanying notes to condensed financial statements.

ATLAS AMERICA SERIES 25-2004 (B) L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED

September 30, 2014

(Unaudited)

	Managing General Partner	Limited Partners	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2013	$1,246,200	$280,900	$(2,500)	$1,524,600
Participation in revenues and expenses:
Net production revenues	67,900	127,900	-	195,800
Depletion	(46,800)	(100,200)	-	(147,000)
Accretion of asset retirement obligation	(37,100)	(68,900)	-	(106,000)
General and administrative	(37,800)	(70,300)	-	(108,100)
Net loss	(53,800)	(111,500)	-	(165,300)
Other comprehensive loss	-	-	(1,800)	(1,800)
Distributions to partners	(50,900)	(118,800)	-	(169,700)
Balance at September 30, 2014	$1,141,500	$50,600	$(4,300)	$1,187,800

See accompanying notes to condensed financial statements.

ATLAS AMERICA SERIES 25-2004 (B) L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(165,300)	$(305,400)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	147,000	336,600
Non cash loss on derivative value	6,900	41,000
Accretion of asset retirement obligation	106,000	98,700
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable trade-affiliate	127,300	(57,700)
Increase in accrued liabilities	600	12,300
Asset retirement receivable-affiliate	(16,300)	-
Decrease in payable to limited partners	(53,900)	-
Asset retirement obligations settled	(100)	-
Net cash provided by operating activities	152,200	125,500
Cash flows from investing activities:
Proceeds from the sale of tangible equipment	200	1,100
Net cash provided by investing activities	200	1,100
Cash flows from financing activities:
Distributions to partners	(169,700)	(126,600)
Net cash used in financing activities	(169,700)	(126,600)
Net decrease in cash and cash equivalents	(17,300)	-
Cash and cash equivalents at beginning of period	17,300	-
Cash and cash equivalents at end of period	$-	$-

See accompanying notes to condensed financial statements.

ATLAS AMERICA SERIES 25-2004 (B) L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Atlas America Series 25-2004 (B) L.P. (the “Partnership”) is a Delaware limited partnership, formed on January 21, 2004 with Atlas Resources, LLC serving as its Managing General Partner and Operator (“Atlas Resources” or the “MGP”). Atlas Resources is an indirect subsidiary of Atlas Resource Partners, L.P. (“ARP”) (NYSE: ARP).

On October 13, 2014, the MGP’s ultimate parent, Atlas Energy L.P. (“Atlas Energy”) (NYSE: ATLS), and its midstream subsidiary, Atlas Pipeline Partners, L.P. (“APL”), entered into definitive agreements to be acquired by Targa Resources Corp. and Targa Resources Partners LP, respectively. Immediately prior to the acquisition, Atlas Energy will distribute to its unitholders 100% of the limited liability company interests in ARP’s general partner, which has changed its name to Atlas Energy Group, LLC (“New Atlas”) and will become a separate, publicly traded company as a result of the distribution. New Atlas will hold all of Atlas Energy’s non-midstream holdings, which includes the Partnership’s business as well as the general partner interest, incentive distribution rights and Atlas Energy’s limited partner interest in ARP.

In March 2012, Atlas Energy contributed to ARP, a newly-formed exploration and production master limited partnership, substantially all of Atlas Energy’s natural gas and oil development and production assets and its partnership management business, including ownership of the MGP.

On February 17, 2011, Atlas Energy, a then-majority owned subsidiary of Atlas Energy, Inc. and parent of the general partner of APL completed an acquisition of assets from Atlas Energy, Inc., which included its investment partnership business, its oil and gas exploration, development and production activities conducted in Tennessee, Indiana, and Colorado, certain shallow wells and leases in New York and Ohio, certain well interests in Pennsylvania and Michigan and its ownership and management of investments in Lightfoot Capital Partners, L.P. and related entities (the “Transferred Business”).

The Partnership has drilled and currently operates wells located in Pennsylvania, Tennessee and West Virginia. The Partnership has no employees and relies on the MGP for management, which in turn, relies on its parent company, Atlas Energy, for administrative services.

The Partnership’s operating cash flows are generated from its wells, which produce natural gas and oil. Produced natural gas and oil is then delivered to market through affiliated and/or third-party gas gathering systems. The Partnership intends to produce its wells until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold. The Partnership does not expect to drill additional wells and expects no additional funds will be required for drilling.

The accompanying condensed financial statements, which are unaudited, except for the balance sheet at December 31, 2013, which is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in the Partnership’s Form 10-K. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three and nine months ended September 30, 2014 may not necessarily be indicative of the results of operations for the year ended December 31, 2014.

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

The natural gas industry principally conducts its business by processing actual transactions as much as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following months’ financial results. Management believes that the operating results presented for the three and nine months ended September 30, 2014 and 2013 represent actual results in all material respects (see “Revenue Recognition” for further description).

Accounts Receivable and Allowance for Possible Losses

In evaluating the need for an allowance for possible losses, the MGP performs ongoing credit evaluations of the Partnership’s customers and adjusts credit limits based upon payment history and the customers’ current creditworthiness as determined by review of such customers’ credit information. Credit is extended on an unsecured basis to many of the Partnership’s energy customers. At September 30, 2014 and December 31, 2013, the MGP’s credit evaluation indicated that the Partnership had no need for an allowance for possible losses.

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

The Partnership follows the successful efforts method of accounting for oil and gas producing activities. Oil and natural gas liquids (NGLs”) are converted to gas equivalent basis (“Mcfe”) at the rate of one barrel to six million cubic feet (“mcf”) mcf of natural gas.

The Partnership’s depletion expense is determined on a field-by-field basis using the units-of-production method. Depletion rates for lease, well and related equipment costs are based on proved developed reserves associated with each field. Depletion rates are determined based on reserve quantity estimates and the capitalized cost of developed producing properties. The Partnership recorded depletion expense on natural gas and oil properties of $147,000 and $336,600 for the nine months ended September 30, 2014 and 2013, respectively.

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

The following is a summary of oil and gas properties at the dates indicated:

	September 30, 2014	December 31, 2013
Proved properties:
Leasehold interests	$898,600	$898,600
Wells and related equipment	40,607,600	40,607,800
Total natural gas and oil properties	41,506,200	41,506,400
Accumulated depletion and impairment	(37,960,000)	(37,813,000)
Oil and gas properties, net	$3,546,200	$3,693,400

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

In addition, reserve estimates for wells with limited or no production history are less reliable than those based on actual production. Estimated reserves are often subject to future revisions, which could be substantial, based on available additional information which could cause the assumption to be modified. The Partnership cannot predict what reserve revisions may be required in future periods. There was no oil and gas properties impairment recorded for the three and nine months ended September 30, 2014 and 2013 or during the year ended December 31, 2013.

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

The MGP and its affiliates perform all administrative and management functions for the Partnership, including billing revenues and paying expenses. Accounts receivable trade-affiliate on the Partnership’s balance sheets includes the net production revenues due from the MGP. The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas, NGL’s, crude oil and condensate and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Partnership’s records and management estimates of the related commodity sales and transportation and compression fees, which are, in turn, based upon applicable product prices. During the current quarter, the Partnership identified a material weakness in its revenue recognition process (See Item 4: Controls and Procedures). As a result of the weakness, the Partnership overestimated its June 30, 2014 unbilled revenues by $36,000. As a result, revenue is overstated by $36,000 for the three and six months ended June 30, 2014. Net loss for the three and six months ended June 30, 2014 is understated by $36,000. In adjusting for the overstatement of revenue and understatement of net loss that existed at June 30, 2014, during the third quarter of 2014 revenue is understated by $36,000 and net loss is overstated for the three month period ended September 30, 2014. In addition, there was no impact on Partnership distributions. As of September 30, 2014, the weakness has been remediated and the Partnership had unbilled revenues at September 30, 2014 and December 31, 2013 of $89,300 and $154,300, respectively, which were included in accounts receivable trade-affiliate within the Partnership’s balance sheets.

Comprehensive Loss

Comprehensive loss includes net loss and all other changes in equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under U.S. GAAP, have not been recognized in the calculation of net loss. These changes, other than net loss, are referred to as “other comprehensive income (loss)” and, for the Partnership, include changes in the fair value of derivative contracts accounted for as cash flow hedges.

Recently Adopted Accounting Standards

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (“Update 2013-04”). Update 2013-04 provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements, for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. Examples of obligations within the scope of this update include debt arrangements, other contractual obligations and settled litigation and judicial rulings. Update 2013-04 requires an entity to measure joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, Update 2013-04 provides disclosure guidance on the nature and amount of the obligation as well as other information. Update 2013-04 is effective for fiscal years and interim periods within those years, beginning after December 15, 2013. The Partnership adopted the requirements of Update 2013-04 upon its effective date of January 1, 2014, and it had no material impact on its financial position, results of operations or related disclosures.

Recently Issued Accounting Standards

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40) (“Update 2014-15”). The amendments in Update 2014-15 provide U.S. GAAP guidance on the responsibility of an entity’s management in evaluating whether there is substantial doubt about the entity’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, an entity’s management will be required to evaluate whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year from the date the financial statements are issued. In doing so, the amendments in Update 2014-15 should reduce diversity in the timing and content of footnote disclosures. The amendments in Update 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The Partnership will adopt the requirements of Update 2014-15 upon its effective date of January 1, 2016, and it does not anticipate it having a material impact on its financial position, results of operations or related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“Update 2014-09”), which supersedes the revenue recognition requirements (and some cost guidance) in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the Accounting Standards Codification. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant and Equipment, and intangible assets within the scope of Topic 350, Intangibles – Goodwill and Other), are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in Update 2014-09. Topic 606 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this, an entity should identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies the performance obligations.  These requirements are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Partnership will adopt the requirements of Update 2014-09 retrospectively upon its effective date of January 1, 2017, and is evaluating the impact of the adoption on its financial position, results of operations or related disclosures.

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

The MGP’s historical practice and continued intention is to retain distributions from the limited partners as the wells within the Partnership near the end of their useful life. On a partnership-by-partnership basis, the MGP assesses its right to withhold amounts related to plugging and abandonment costs based on several factors including commodity price trends, the natural decline in the production of the wells and current and future costs. Generally, the MGP’s intention is to retain distributions from the limited partners as the fair value of the future cash flows of the limited partners’ interest approaches the fair value of the future plugging and abandonment cost. Upon the MGP’s decision to retain all future distributions to the limited partners of the Partnership, the MGP will assume the related asset retirement obligations of the limited partners. As of September 30, 2014, the MGP withheld $16,300 of net production revenue for future plugging and abandonment costs.

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Asset retirement obligation at beginning of period	$2,452,500	$2,485,900	$2,381,900	$2,420,100
Liabilities settled	-	-	(100)	-
Accretion expense	35,300	32,900	106,000	98,700
Asset retirement obligation at end of period	$2,487,800	$2,518,800	$2,487,800	$2,518,800

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

The Partnership enters into derivative contracts with various financial institutions, utilizing master contracts based upon the standards set by the International Swaps and Derivatives Association, Inc. These contracts allow for rights of offset at the time of settlement of the derivatives. Due to the right of offset, derivatives are recorded on the Partnership’s balance sheets as assets or liabilities at fair value on the basis of the net exposure to each counterparty. Potential credit risk adjustments are also analyzed based upon the net exposure to each counterparty. Premiums paid for purchased options are recorded on the Partnership’s balance sheets as the initial value of the options. The Partnership reflected net derivative assets on its balance sheets of $7,200 and $7,500 at September 30, 2014 and December 31, 2013, respectively.

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

At September 30, 2014, the Partnership had the following commodity derivatives:

Natural Gas Put Options

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset (2)
	(MMBtu) (1)	(per MMBtu) (1)

2014	2,500	$3.80	$100
2015	7,900	4.00	3,000
2016	8,000	4.15	4,100
			$7,200

(1)	“MMBtu” represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.

Effects of Derivative Instruments on Statements of Operations:

The following table summarizes the gain or loss recognized in the statements of operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gain from cash flow hedges reclassified from accumulated other comprehensive income into natural gas, oil and liquids revenues	$900	$6,900	$11,200	$20,800

As the underlying prices and terms in the Partnership’s derivative contracts were consistent with the indices used to sell its natural gas and oil, there were no gains or losses recognized during the three and nine months ended September 30, 2014 and 2013 for hedge ineffectiveness or as a result of the discontinuance of any cash flow hedges.

Monetized Gains

At September 30, 2014 and December 31, 2013, remaining hedge monetization cash proceeds of $3,100 and $15,800, respectively, related to the amounts hedged on behalf of the Partnership’s limited partners were included within accounts receivable monetized gains-affiliate. The Partnership will allocate the monetized net proceeds to the limited partners based on the natural gas and oil production generated over the period of the original derivative contracts.

During June 2012, the MGP used the undistributed monetized funds to purchase natural gas put options on behalf of the limited partners of the Partnership only. A premium (“put premium”) was paid to purchase the contracts and will be allocated to natural gas production revenues generated over the contractual term of the purchased hedging instruments. At September 30, 2014 and December 31, 2013, the put premiums were recorded as short-term payables to affiliate of $5,400 and $5,700, respectively and long-term payables to affiliate of $7,400 and $11,400, respectively.

The following table summarizes the gross and net fair values of the Partnership’s affiliate balances on the Partnership’s balance sheets for the periods indicated:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheets	Net Amount of Assets Presented in the Balance Sheets
Offsetting Assets
As of September 30, 2014
Accounts receivable monetized gains-affiliate	$3,100	$(3,100)	$-
As of December 31, 2013
Accounts receivable monetized gains-affiliate	$15,800	$(5,700)	$10,100

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheets	Net Amount of Liabilities Presented in the Balance Sheets
Offsetting Liabilities
As of September 30, 2014
Put premiums payable-affiliate	$(5,400)	$3,100	$(2,300)
Long-term put premiums payable-affiliate	(7,400)	-	(7,400)
Total	$(12,800)	$3,100	$(9,700)
As of December 31, 2013
Put premiums payable-affiliate	$(5,700)	$5,700	$-
Long-term put premiums payable-affiliate	(11,400)	-	(11,400)
Total	$(17,100)	$5,700	$(11,400)

Accumulated Other Comprehensive Loss

As a result of the monetization and the early settlement of natural gas and oil derivative instruments, the put options, and the unrealized gains recognized in earnings in prior periods due to natural gas and oil property impairments, the Partnership recorded a net deferred loss on its balance sheet in accumulated other comprehensive loss of $4,300 as of September 30, 2014. Included in accumulated other comprehensive loss are unrealized gains of $1,800, net of the MGP interest, that were recognized into earnings as a result of oil and gas property impairments during prior periods. During the nine months ended September 30, 2014, $1,800 of net gains were recorded by the Partnership and allocated only to the limited partners. Of the remaining $4,300 of net unrealized loss in accumulated other comprehensive loss, the Partnership will reclassify $1,800 of net losses to the Partnership’s statements of operations over the next twelve month period and the remaining $2,500 of losses in later periods.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying values of cash, accounts receivable and accounts payable approximate their respective fair values due to the short term maturities of each financial instruments. The Partnership uses a market approach fair value methodology to value the assets and liabilities for its outstanding derivative contracts (see Note 4). The Partnership manages and reports the derivative assets and liabilities on the basis of its net exposure to market risks and credit risks by counterparty. The Partnership’s commodity derivative contracts are valued based on observable market data related to the change in price of the underlying commodity and are therefore defined as Level 2 assets and liabilities within the same class of nature and risk. These derivative instruments are calculated by utilizing commodity indices, quoted prices for futures and options contracts traded on open markets that coincide with the underlying commodity, expiration period, strike price (if applicable) and pricing formula utilized in the derivative instrument.

Information for assets and liabilities measured at fair value at September 30, 2014 and December 31, 2013 is as follows:

	Level 1	Level 2	Level 3	Total
As of September 30, 2014
Derivative assets, gross
Commodity puts	$-	$7,200	$-	$7,200
Derivative liabilities, gross
Commodity puts	-	-	-	-
Total derivatives, fair value, net	$-	$7,200	$-	$7,200

	Level 1	Level 2	Level 3	Total
As of December 31, 2013
Derivative assets, gross
Commodity puts	$-	$7,500	$-	$7,500
Derivative liabilities, gross
Commodity puts	-	-	-	-
Total derivatives, fair value, net	$-	$7,500	$-	$7,500

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Partnership estimates the fair value of its asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding factors at the date of establishment of an asset retirement obligation such as: amounts and timing of settlements, the credit-adjusted risk-free rate of the Partnership and estimated inflation rates (see Note 3). There were no assets or liabilities that were measured at fair value on a nonrecurring basis for the three and nine months ended September 30, 2014 and 2013.

NOTE 6 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Partnership has entered into the following significant transactions with the MGP and its affiliates as provided under its Partnership Agreement. Administrative costs, which are included in general and administrative expenses in the Partnership’s statements of operations, are payable at $75 per well per month. Monthly well supervision fees, which are included in production expense in the Partnership’s statement of operations, are payable at $313 per well per month for operating and maintaining the wells. Transportation fees, which are included in production expenses in the Partnership’s statements of operations, are generally payable at 13% of the natural gas sales price. Direct costs, which are included in production and general administrative expense in the Partnership’s statements of operations, are payable to the MGP and its affiliates as a reimbursement for all costs expended on the Partnership’s behalf.

The following table provides information with respect to these costs and the periods incurred:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Administrative fees	$23,700	$25,600	$73,300	$74,400
Supervision fees	97,300	105,200	300,400	305,300
Transportation fees	13,500	26,600	81,700	90,100
Direct Costs	60,300	75,400	196,300	217,200
Total	$194,800	$232,800	$651,700	$687,000

The MGP and its affiliates perform all administrative and management functions for the Partnership, including billing revenues and paying expenses. Accounts receivable trade-affiliate on the Partnership’s balance sheets includes the net production revenues due from the MGP. Payable to limited partners on the Partnership’s balance sheets at December 31, 2013 incudes $53,900, related to a refund of state income tax withholdings, payable to limited partners only.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

General Commitments

Subject to certain conditions, investor partners may present their interests for purchase by the MGP. The purchase price is calculated by the MGP in accordance with the terms of the partnership agreement. The MGP is not obligated to purchase more than 5% of the total outstanding units in any calendar year. In the event that the MGP is unable to obtain the necessary funds, it may suspend its purchase obligation.

Beginning one year after each of the Partnership’s wells has been placed into production, the MGP, as operator, may retain $200 per month per well to cover estimated future plugging and abandonment costs. As of September 30, 2014, the MGP withheld $16,300 of net production revenue for future plugging and abandonment costs.

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

Forward-Looking Statements

When used in this Form 10-Q, the words “believes”, “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from the results stated or implied in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

General

Atlas America Series 25-2004 (B) L.P. (“we”, “us” or the “Partnership”) is a Delaware limited partnership, formed on January 21, 2004 with Atlas Resources, LLC serving as its Managing General Partner and Operator (“Atlas Resources” or the “MGP”). Atlas Resources is an indirect subsidiary of Atlas Resource Partners, L.P. (“ARP”) (NYSE: ARP).

On October 13, 2014, the MGP’s ultimate parent, Atlas Energy L.P. (“Atlas Energy”) (NYSE: ATLS), and its midstream subsidiary, Atlas Pipeline Partners, L.P. (“APL”), entered into definitive agreements to be acquired by Targa Resources Corp. and Targa Resources Partners LP, respectively. Immediately prior to the acquisition, Atlas Energy will distribute to its unitholders 100% of the limited liability company interests in ARP’s general partner, which has changed its name to Atlas Energy Group, LLC (“New Atlas”) and will become a separate, publicly traded company as a result of the distribution. New Atlas will hold all of Atlas Energy’s non-midstream holdings, which includes the Partnership’s business as well as the general partner interest, incentive distribution rights and Atlas Energy’s limited partner interest in ARP.

We have drilled and currently operate wells located in Pennsylvania, Tennessee, and West Virginia. We have no employees and rely on our MGP for management, which in turn, relies on its parent company, Atlas Energy, for administrative services.

We intend to continue to produce our wells until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold. We expect that no other wells will be drilled and no additional funds will be required for drilling.

Overview

The following discussion provides information to assist in understanding our financial condition and results of operations. Our operating cash flows are generated from our wells, which produce primarily natural gas, but also some oil. Our produced natural gas and oil is then delivered to market through affiliated and/or third-party gas gathering systems. Our ongoing operating and maintenance costs have been and are expected to be fulfilled through revenues from the sale of our natural gas and oil production. We pay our MGP, as operator, a monthly well supervision fee, which covers all normal and regularly recurring operating expenses for the production and sale of natural gas and oil such as:

•	well tending, routine maintenance and adjustment;
•	reading meters, recording production, pumping, maintaining appropriate books and records; and
•	preparation of reports for us and government agencies.

The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials, and brine disposal. If these expenses are incurred, we pay cost for third-party services, materials, and a competitive charge for services performed directly by our MGP or its affiliates. Also, beginning one year after each of our wells has been placed into production, our MGP, as operator, may retain $200 per month, per well to cover the estimated future plugging and abandonment costs of the well. As of September 30, 2014, our MGP withheld $16,300 of net production revenue for this purpose.

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

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Production revenues (in thousands):
Gas	$108	$201	$644	$693
Oil	42	43	72	114
Liquids	7	4	23	10
Total	$157	$248	$739	$817
Production volumes:
Gas (mcf/day) (1)	565	581	593	640
Oil (bbl/day) (1)	5	4	3	4
Liquids (bbl/day) (1)	1	1	2	1
Total (mcfe/day) (1)	601	611	623	670
Average sales prices: (2)
Gas (per mcf) (1) (3) (4)	$2.83	$3.98	$4.02	$4.21
Oil (per bbl) (1)	$96.60	$101.06	$95.22	$95.16
Liquids (per bbl) (1)	$51.84	$52.19	$53.87	$56.21
Production costs:
As a percent of revenues (4)	82%	76%	74%	69%
Per mcfe (1)	$2.85	$3.36	$3.22	$3.08
Depletion per mcfe	$0.87	$1.80	$0.87	$1.84

(1)	“Mcf” represents thousand cubic feet, “mcfe” represents thousand cubic feet equivalent, and “bbl” represents barrels. Bbl is converted to mcfe using the ratio of six mcfs to one bbl.
(2)	Average sales prices represent accrual basis pricing after adjusting for the effect of previously recognized gains resulting from prior period impairment charges.
(3)

Average gas prices are calculated by including in total revenue derivative gains previously recognized into income in connection with prior period impairment charges and dividing by the total volume for the period. Previously recognized derivative gains were $2,700 and $12,300 for the three months ended September 30, 2014 and 2013, respectively. Previously recognized derivative gains were $7,000 and $41,000 for the nine months ended September 30, 2014 and 2013, respectively.

(4)

The average sales price and production costs as a percent of revenues for natural gas for the three months ended September 30, 2014 has been adjusted to reflect $36,000 of additional revenue, (See Item 4: Controls and Procedures) for additional information.

Natural Gas Revenues. During the current year quarter, management identified a material weakness in the process used to estimate our unbilled revenue (See Item 4: Controls and Procedures). As a result, natural gas revenue for the three months ending September 30, 2014 includes an adjustment to reduce natural gas revenue by $36,000. The adjustment is the result of overestimating our unbilled revenues as of June 30, 2014. Our unadjusted natural gas revenues were $144,300 and $200,500 for the three months ended September 30, 2014 and 2013, respectively, a decrease of $56,200 (28%). The $56,200 decrease in natural gas revenues for the three months ended September 30, 2014 as compared to the prior year similar period was attributable to an $50,900 decrease in our natural gas sales prices after the effect of financial hedges, which was driven by market conditions and a $5,300 decrease in production volumes. Our production volumes decreased to 565 mcf per day for the three months ended September 30, 2014 from 581 mcf per day for the three months ended September 30, 2013, a decrease of 16 mcf per day (3%). The overall decrease in natural gas production volumes for the three months ended September 30, 2014 as compared to the prior year similar period resulted primarily from the normal decline inherent in the life of a well.

Our natural gas revenues were $644,300 and $693,500 for the nine months ended September 30, 2014 and 2013, respectively, a decrease of $49,200 (7%). The $49,200 decrease in natural gas revenues for the nine months ended September 30, 2014 as compared to the prior year similar period was attributable to a $50,400 decrease in production volumes, partially offset by a $1,200 increase in our natural gas sales prices after the effect of financial hedges, which was driven by market conditions including the reversal of $7,000 and $41,000 previously recognized derivative gains for the nine months ended September 30, 2014 and 2013, respectively. Our production volumes decreased to 593 mcf per day for the nine months ended September 30, 2014 from 640 mcf per day for the nine months ended September 30, 2013, a decrease of 47 mcf per day (7%). The overall decrease in natural gas production volumes for the nine months ended September 30, 2014 as compared to the prior year similar period resulted primarily from the normal decline inherent in the life of a well.

Oil Revenues. We drill wells primarily to produce natural gas, rather than oil, but some wells have limited oil production. Our oil revenues were $42,400 and $43,400 for the three months ended September 30, 2014 and 2013, respectively, a decrease of $1,000 (2%). The $1,000 decrease in oil revenues for the three months ended September 30, 2014 as compared to the prior year similar period was attributable to a $2,000 decrease in oil prices after the effect of financial hedges, partially offset by a $1,000 increase in production volumes. Our production volumes increased to 4.77 bbls per day for the three months ended September 30, 2014 from 4.67 bbls per day for the three months ended September 30, 2013, an increase of .10 bbls per day (2%).

Our oil revenues were $72,600 and $113,700 for the nine months ended September 30, 2014 and 2013, respectively, a decrease of $41,100 (36%). The $41,100 decrease in oil revenues for the nine months ended September 30, 2014 as compared to the prior year similar period was attributable to a $41,200 decrease in production volumes, partially offset by a $100 increase in oil prices after the effect of financial hedges. Our production volumes decreased to 2.79 bbls per day for the nine months ended September 30, 2014 from 4.37 bbls per day for the nine months ended September 30, 2013, a decrease of 1.58 bbls per day (36%).

Natural Gas Liquids Revenue. The majority of our wells produce “dry gas”, which is composed primarily of methane and requires no additional processing before being transported and sold to the purchaser. Some wells, however, produce “wet gas”, which contains larger amounts of ethane and other associated hydrocarbons (i.e. “natural gas liquids”) that must be removed prior to transporting the gas. Once removed, these natural gas liquids are sold to various purchasers. Our natural gas liquids revenues were $6,800 and $4,100 for the three months ended September 30, 2014 and 2013, respectively, an increase of $2,700 (66%). The $2,700 increase in liquid revenues for the three months ended September 30, 2014 as compared to the prior year similar period was mostly attributed to a $2,700 increase in production volumes. Our production volumes increased to 1.42 bbls per day for the three months ended September 30, 2014 from .85 bbls per day for the three months ended September 30, 2013 an increase of .57 bbls per day (67%).

Our natural gas liquids revenues were $22,500 and $9,700 for the nine months ended September 30, 2014 and 2013, respectively, an increase of $12,800 (131%). The $12,800 increase in natural gas liquids revenues for the nine months ended September 30, 2014 as compared to the prior year similar period was attributable to a $13,800 increase in production volumes, partially offset by a $1,000 decrease in natural gas liquid prices. Our production volumes increased to 1.53 bbls per day for the nine months ended September 30, 2014 from .63 bbls per day for the nine months ended September 30, 2013 an increase of .90 bbls per day (143%).

Costs and Expenses. Production expenses were $158,300 and $189,600 for the three months ended September 30, 2014 and 2013, respectively, a decrease of $31,300 (17%). Production expenses were $543,600 and $563,700 for the nine months ended September 30, 2014 and 2013, respectively, a decrease of $20,100 (4%). The decreases for the three and nine months ended September 30, 2014 were mostly due to a decrease in transportation fees as a result of lower revenues.

Depletion of oil and gas properties as a percentage of oil and gas revenues was 31% and 41% for the three months ended September 30, 2014 and 2013, respectively, and 20% and 41% for the nine months ended September 30, 2014 and 2013, respectively. These changes are primarily attributable to changes in oil and gas reserve quantities and to a lesser extent revenues, product prices and production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended September 30, 2014 and 2013 were $36,500 and $43,200, respectively, a decrease of $6,700 (16%). For the nine months ended September 30, 2014 and 2013, these expenses were $108,100 and $123,300, respectively, a decrease of $15,200 (12%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP. The changes for the three and nine months ended September 30, 2014 are primarily due to third-party costs as compared to the prior year similar periods.

Liquidity and Capital Resources

Cash provided by operating activities increased $26,700 in the nine months ended September 30, 2014 to $152,200 as compared to $125,500 for the nine months ended September 30, 2013. This increase was primarily due to an increase in the change in accounts receivable trade-affiliate of $185,000, partially offset by a decrease in net income before a net non-cash loss on derivative value, depletion and accretion of $76,300, a decrease in the change in accrued liabilities of $11,700, a decrease in the change in asset retirement receivable-affiliate of $16,300, the change in asset retirement obligations settled of $100 and the change in limited partner payable of $53,900 for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Cash provided by investing activities was $200 and $1,100 for the nine months ended September 30, 2014 and September 30, 2013 resulting from proceeds from the sale of tangible equipment.

Cash used in financing activities increased $43,100 during the nine months ended September 30, 2014 to $169,700 from $126,600 for the nine months ended September 30, 2013. This increase was due to an increase in cash distributions to partners.

Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us. The amount that we may borrow at any one time may not at any time exceed 5% of our total subscriptions and we will not borrow from third-parties.

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

Under the supervision of our Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer, President and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

During the current period, but before the June 30, 2014 Form 10-Q was filed, management identified a deficiency in our disclosure controls and procedures. Language indicating management’s conclusion on the Company’s internal control over financial reporting as of December 31, 2013 was not included in Management’s Report on Internal Control over Financial Reporting within Form 10-K, Item 9A. “Controls and Procedures.” As a result of the amendment required to our December 31, 2013 Form 10-K, our Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

During the current quarter, management identified a material weakness in the process used to estimate the June 30, 2014 unbilled revenue. The weakness resulted from an insufficient review of contract pricing information used to estimate unbilled revenue. As a result, a change in a pricing index of a marketing contract was not properly reflected in the estimate of unbilled revenues. At June 30, 2014, the Partnership overestimated its unbilled revenues by $36,000 and the adjustment had no impact on cash distributions.

As of the date of filing this Form 10-Q, management has implemented a more formal and thorough review of its pricing inputs used to calculate the estimated unbilled revenue. As of the date of filing of this Form 10-Q, management believes the deficiency in the Partnership’s internal control over financial reporting has been remediated.

Other than as previously discussed, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate and Agreement of Limited Partnership for Atlas America Series 25-2004 (B) L.P. (1)

3.2	Agreement of Limited Partnership (1)
31.1	Certification Pursuant to Rule 13a-14/15(d)-14
31.2	Certification Pursuant to Rule 13a-14/15(d)-14
32.1	Section 1350 Certification
32.2	Section 1350 Certification
101	Interactive Data File

(1)	Filed on April 29, 2005 in the Form S-1 Registration Statement dated April 29, 2005, File No. 000-51271

SIGNATURES

Pursuant to the requirements of the Securities of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas America Series 25-2004 (B) L.P.

ATLAS RESOURCES, LLC, Managing General Partner

Date: November 14, 2014	By:	/s/ FREDDIE M. KOTEK
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 14, 2014	By:	/s/ SEAN P. MCGRATH
Sean P. McGrath, Chief Financial Officer